Form 10-Q
period 2008-09-30
MCT HOLDING CORP
filed 2008-11-13
CIK 1367311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53390

MCT HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	20-2543857
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3884 East North Little Cottonwood Rd.

Salt Lake City, Utah 84092

(Address of Principal Executive Offices)

(801) 580-4555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [ X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  October 30, 2008 - 213,400 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2008 and December 31, 2007

4

—

Unaudited Condensed Statements of Operations,

for the three months and nine months ended September 30, 2008 and 2007

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

MCT HOLDING CORPORATION

Unaudited Condensed Balance Sheets

	September 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$912	$-
Interest Receivable	3	24
Federal Tax Receivable	25	19
Prepaid Taxes	435	435
Total Current Assets	1,375	478

PROPERTY AND EQUIPMENT, net	29,956	44,548

OTHER ASSETS:
Goodwill	53,710	53,710
Rent Deposit	1,000	1,000
Total Other Assets	54,710	54,710
Total Assets	$86,041	$99,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash deficit	$-	$640
Accounts payable	61,875	34,304
Accrued expenses	1,472	1,535
Interest payable - related party	76,537	66,354
Notes payable - related party	211,832	178,749
Total Current Liabilities	351,716	281,582

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 213,400 shares issued and outstanding	214	214
Capital in excess of par value	(20,695)	(20,695)
Retained Deficit	(245,194)	(161,365)
Total Stockholders’ Equity (Deficit)	(265,675)	(181,846)
Total Liabilities and Stockholders’ Equity (Deficit)	$86,041	$99,736

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$12,281	$14,427	$55,120	$66,815

EXPENSES:
General and Administrative	57,032	25,963	114,081	71,808
Depreciation expense	4,902	5,323	14,721	15,830
Total Expenses	61,934	31,286	128,802	87,638
INCOME (LOSS) FROM OPERATIONS	(49,653)	(16,859)	(73,682)	(20,823)

OTHER INCOME (EXPENSE):
Interest income	9	568	35	938
Interest expense	(3,585)	(3,617)	(10,182)	(10,203)
Total Other Income (Expense)	(3,576)	(3,049)	(10,147)	(9,265)

LOSS BEFORE INCOME TAXES	(53,229)	(19,908)	(83,829)	(30,088)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(53,229)	$(19,908)	$(83,829)	$(30,088)

NET (LOSS) PER COMMON SHARE	$(0.25)	$(0.09)	$(0.39)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(83,829)	$(30,088)
Adjustments to reconcile net loss to net cash Used by operating activities:
Amortization of deferred loan costs	-	41
Depreciation and amortization	14,720	15,830
Changes in assets and liabilities:
(Increase) Decrease in Federal Tax Receivable	(6)	(19)
(Increase) Decrease in interest receivable	21	(54)
(Increase) Decrease prepaid taxes	-	(243)
Increase (Decrease) in accounts payable	27,571	(2,797)
Increase (Decrease) in accrued interest	10,183	9,830
Increase (Decrease) in accrued expense	(63)	(21)
Net Cash Provided (Used) by Operating Activities	(31,403)	(7,521)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	(128)	(896)

Net Cash Provided (Used) by Investing Activities	(128)	(896)

Cash Flows from Financing Activities:
Net proceeds from bank overdraft	(640)	-
Proceeds from stock purchase	-	20,000
Proceeds from related party notes payable	33,083	-
Payments on related party notes payable	-	-
Payments on notes payable	-	(5,250)
Net Cash Provided (Used) by Financing Activities	32,443	14,750

Net Increase (Decrease) in Cash	912	6,333

Cash at Beginning of Period	-	7,781
Cash at End of Period	$912	$14,114

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$378
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended September 30, 2008:

None

For the period ended September 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - MCT Holding Corporation (“the Company”) was organized under the laws of the State of Nevada on November 10, 2004, for the purposes of changing the domicile and form of organization of Two Suns L.L.C. (“Two Suns”), a Utah limited liability company organized on July 15, 2002.  The Company was organized as a wholly-owned subsidiary of Two Suns, its sole stockholder.

Two Suns operated a tanning salon in Salt Lake City, Utah.

On November 10, 2004, the Company entered into a merger transaction with Two Suns pursuant to a Plan of Merger signed November 8, 2004.  The Company issued 200,000 shares of common stock for 100% of the members’ equity of Two Suns.  Prior to the transaction, the Company had no operations.  The merger with Two Suns has been accounted for as a recapitalization of the Company.  The financial statements reflect the operations of Two Suns from July 15, 2002.

The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and 2007, and for the nine month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007, audited financial statements.  The results of operations for the periods ended September 30, 2008, and 2007, are not necessarily indicative of the operating results for the full year.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the nine months ended September 30, 2008, and 2007, respectively, advertising costs amounted to $2,344 and $252.

Intangible Assets - In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company reviews their goodwill assets for impairment at least annually, around the time of its annual audit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit then no impairment to goodwill is recorded. The Company determined that its fair value exceeded the carrying value of its goodwill and no impairment was recorded for the year ended December 31, 2007.  As the Company’s stock was not trading publicly and there were no quotations at the time it performed its 2007 test, the Company used a market approach wherein a multiple of revenues was used to value the Company’s sole operating unit.  The Company looked at similar sized private companies in the same line of business that were listed for sale to estimate the multiple used.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2008, and December 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  In November 2004, in connection with its merger with Two Suns, the Company issued 200,000 shares of its previously authorized but unissued common stock.  The shares were issued for 100% of the members’ interest of Two Suns.

During 2006 the Company issued, through a private placement, 9,400 shares for cash of $47,000 or $5.00 per share.

During 2007 the Company issued, through a private placement, 4,000 shares for cash of $20,000 or $5.00 per share.   The Company has 213,400 shares outstanding at September 30, 2008, and December 31, 2007.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the periods ended September 30, 2008, and 2007.

Notes Payable - The Company has issued several Promissory notes to officers, directors and stockholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At September 30, 2008, the accrued interest associated with the various notes was $76,537and $66,354 at December 31, 2007.

The Company has the following related party note payable obligations:

	September 30, 2008	December 31, 2007
Related Party notes payable due on demand accruing interest at 7% per annum	$211,832	$178,749
Total	$211,832	$178,749

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the nine months ended September 30, 2008, and 2007, was $15,077 and $15,162, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The future minimum lease payments are as follows:

Years Ended December 31:

2008

 $    4,035

2009

     16,140

2010

     16,409

2011

     17,065

2012

     10,183

_______

Total

$   63,832

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss from continuing operations available to common stockholders
(numerator)	$ (53,229)	$ (19,908)	$ (83,829)	$ (30,088)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	213,400	213,400	213,400	212,909

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

We own and operate Malibu Club Tan (“Malibu”), a single indoor tanning salon business located in Sandy, Utah, which offers a full range of indoor tanning products and services to customers.  The revenue from this single salon accounts for 100% of our total revenues.

Malibu is located at 8675 South Highland Drive, Sandy, Utah, 84093; the address of our principal executive offices is 3884 East North Little Cottonwood Road, Salt Lake City, Utah, 84092, and our telephone number at that address is (801) 580-4555. Malibu is a 1,600 square foot tanning facility.  There is a front lobby, a laundry room, a single restroom, a storage room and 12 rooms used for tanning.  Approximately 65% of the 1,600 square foot facility is actual tanning space.  We intend to continue these operations during the next 12 months and thereafter, and believe we have adequate capital for these purposes.

Results of Operations

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007.

The Company had $12,281 in revenue in the three months ended September 30, 2008, compared to $14,427 in revenue in the three months ended September 30, 2007.  General and administrative expenses were $57,032 for the September 30, 2008, period compared to $25,963 for the September 30, 2007, period.  The increase in general and administrative expenses for the three months ended September 30, 2008, were comprised mainly of accounting and legal fees associated with the preparation of our Form 10.  We had $4,902 in depreciation expense in the three months ended September 30, 2008, compared to $5,323 in the September 30, 2007, period.  We had total other income and expense of ($3,576) in the 2008 period compared to ($3,049) in the 2007 period.  We had a net loss of $53,229 for the September 30, 2008, period compared to a net loss of $19,908 for the September 30, 2007, period.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007.

The Company had $55,120 in revenues during the nine months ended September 30, 2008, compared to $66,815 for the same nine month period in 2007.  General and administrative expenses were $114,081 for the nine months ended September 30, 2008, period compared to $71,808 for the September 30, 2007, period. Again, the increase in general and administrative expenses for the nine months ended September 30, 2008, were comprised mainly of accounting and legal fees associated with the preparation of our Form 10.  We had $14,721 in depreciation expense in the nine months ended September 30, 2008, compared to $15,830 in the September 30, 2007, period.  We had total other income and expense of ($10,147) in the 2008 period compared to ($9,265) in the 2007 period.  We had a net loss of $83,829 for the nine months ended September 30, 2008, period compared to a net loss of $30,088 for the September 30, 2007, period.

Liquidity

We have limited cash or cash equivalents on hand.  As of September 30, 2008, we had $912 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the nine months ended September 30, 2008, expenses were paid by a principal stockholder in the amount of $33,083, and during the nine months ended September 30, 2007, additional expenses paid by a principal stockholder totaled $0. The aggregate amount of $211,832 is outstanding as of September 30, 2008, is unsecured, bears interest at 7% per annum and is due on demand.

Critical Accounting Policies

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company reviews their goodwill assets for impairment at least annually, around the time of its annual audit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit then no impairment to goodwill is recorded. The Company determined that its fair value exceeded the carrying value of its goodwill and no impairment was recorded for the year ended December 31, 2007.  As the Company’s stock was not trading publicly and there were no quotations at the time it performed its 2007 test, the Company used a market approach wherein a multiple of revenues was used to value the Company’s sole operating unit.  The Company looked at similar sized private companies in the same line of business that were listed for sale to estimate the multiple used.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President, and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Lindsey Hailstone, Secretary, Treasurer and director

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by David C. Merrell, President and director and Lindsey Hailstone, Secretary, Treasurer and director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MCT HOLDING CORPORATION

Date:	November 13, 2008	By:	/s/David C. Merrell

President, and Director

Date:	November 13, 2008	By:	/s/Lindsey Hailstone

Secretary, Treasurer and Director