Form 10-K
period 2008-12-31
MCT HOLDING CORP
filed 2009-04-01
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53390

MCT HOLDING CORPORATION

(Exact Name of Registrant as specified  in its Charter)

Nevada	20-2543857
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3884 East North Little Cottonwood Rd

Salt Lake City, Utah  84092

 (Address of Principal Executive Offices)

(801) 580-4555

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $95.40, based on 95,400 shares held by non-affiliates. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of March 26, 2009, the Issuer had 640,200 shares of common stock outstanding.

Documents Incorporated by Reference

Documents incorporated by reference: See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “MCT Holding Corporation,” “MCT,” the “Company,” “we,” “us,” “our” and words of similar import) refer to MCT Holding Corporation, the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop continuing business relationships and customers.

ITEM 1.  BUSINESS

Business Development

Copies of the following documents were filed as Exhibits to our Form 10 Registration Statement.  See Part IV, Item 15.

•

Initial Articles of Incorporation filed November 10, 2004.

•

Bylaws.

•

Agreement and Plan of Merger dated October 29, 2004, between Two Suns, LLC and MCT Holding Corporation pursuant to which we changed our form of organization and our domicile.

•

Articles of Merger merging Two Suns, LLC, a Utah limited liability company (“Two Suns”), into us, which was filed with the Secretary of State of the State of Nevada on November 18, 2004.

We are a successor to Two Suns, which was formed in the State of Utah on July 15, 2002, by David C. Merrell, our President and a director, to engage in the purpose of owning and operating a tanning salon and providing related services in Salt Lake City, Utah.  We were organized by Two Suns to change our domicile and form of organization from a Utah limited liability company to a Nevada corporation.

Effective December 15, 2008, we declared a three for one dividend with a mandatory exchange of stock certificates to receive the dividend, resulting in the dividend being the equivalent of a three for one forward split of our outstanding common stock.  All computation herein take into account this dividend.

We conducted a private placement offering of up to 60,000 shares of our common stock to “accredited investors” only, as defined in Rule 501 of the Securities and Exchange Commission (the “SEC”), which were “restricted securities” as defined in Rule 144 of the SEC, at $1.67 per share, on March 31, 2006.  The offering closed on February 27, 2007, with the sale of 40,200 shares.

Description of Business

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

Principal Products or Services and Their Markets

We have 12 tanning beds of different varieties to choose from.  We have five Wolff Beds, four Ruva Beds, one Ultra Ruva Bed, one Classic 600 Bed and one Platinum Wolff Bed.  Aside from selling time in the tanning beds, we also sell tanning lotion.  The Wolff Beds tan more naturally, like the sun, but they have the most UVB Rays; they are great for getting a base tan before going outdoors.  The Wolff Premium Bed tans like the Wolff Bed in less than half the time; the Wolff Premium Bed is said to be the only true “10 minute” bed.  The Ruva Beds emit mostly UVA Rays, which are less likely to redden or sunburn the skin, and the Ruva Bed tan lasts longer; the Ruva Bed tan is the best tan for the money.  The Ultra Ruva Bed is just like the Ruva Bed, but with better and stronger lamps so it gives a great tan in a little less time.   The Classic 600 is the latest and greatest tanning machine; it is a roomy bed with face and shoulder tanners.

The Ultra Ruva and Classic 600 beds are relatively new, top of the line beds.  The other beds are older, but less expensive, and many clients prefer them based on price.  Some of our competitors have beds that are more expensive than our top of the line beds, but the price point for tanning is usually much higher.

Our services are comprised of single tanning sessions.  Single tanning sessions can be purchased on any one of our five different types of tanning beds at prices ranging from $3 to $10, at durations ranging from as low as 10 minutes up to 25 minutes.

Distribution Methods of the Products or Services

We advertise our products and services in a variety of ways, through signage, by in house and cross promotions, in the telephone directories, by the passing out of flyers, and we also periodically advertise in the newspapers with general circulation.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

We are subject to extensive competition from traditional tanning salons, health clubs, beauty salons with indoor tanning units and other retail stores with tanning beds.  We believe that indoor tanners make their purchase decisions based on price, quality and type of equipment, word of mouth and advertising.   Some of our competitors are larger than us and have substantially greater financial and marketing resources.  In addition, some of our competitors may be able to secure products from vendors on more favorable terms, offer a greater product selection and adopt more aggressive pricing policies than we can.

Some of our competitors include companies that sell franchises.  These franchisees do operate tanning salons that would be competitive, on a salon-to-salon basis, with our tanning salons.

We believe that we can compete successfully against these other companies, in our limited geographic area based upon:

•

the performance and reliability of our products and services;

•

the variety of products and services we offer;

•

the price of our products and services;

•

our ability to provide a consistent level of products and services; and

•

the effectiveness of our customer service and support efforts.

We offer a competitive source for tanning products and services.  There can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe are necessary; and our business and growth are limited by the area of location we serve.  We believe most customers who desire tanning and related services choose locations that are in close proximity to their residences or businesses or are repeat customers who formerly lived or worked in close proximity to our business location.  Accordingly, we believe our current competitors are those who also serve our area, and these are comprised of approximately six tanning salons that are located within an area of approximately five miles of our business premises.  However, Malibu is a bit larger than the average size, and Malibu is located in an established shopping Center, Siesta Village.  We feel that our location and our cleanliness are our biggest draw.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Tanning beds and related products and supplies required for our business are readily available from numerous suppliers.

Dependence on One or a Few Major Customers

We are not dependent upon one or a few major customers, the loss of which could have an adverse material effect on our business operations or financial condition.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have a Sandy City (Utah) Business License that must be renewed each year.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

Federal and State Law

Both state and federal laws and regulations affect the indoor tanning services industry.  The principal federal laws regulating the manufacture of indoor tanning devices are the United States Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration (the “FDA”), the Public Health Service Act and the Radiation Control for Health and Safety Act.  Because of the potential of injury; increased risks for skin cancer, eye damage, skin aging and allergic reactions; and misuse of the tanning devices, the FDA has issued stringent rules and regulations governing the manufacture and use of indoor tanning devices.

State regulation of the indoor tanning industry varies from state to state.  Many states, like the State of Utah, have no laws, rules or regulations regarding indoor tanning businesses.  Approximately 28 states have either adopted or are in the process of adopting laws, rules and regulations dealing with the indoor tanning industry in their state; Utah is not one of these states.  State laws primarily regulate the health and safety aspects of tanning operations rather than regulating the devices employed.  Typical state laws require a minimum age of the customer; use of protective eyewear during any tanning session; maintenance of proper exposure distance and maximum exposure time as recommended by the manufacturer; and availability of suitable physical aids such as handrails.  Violation of the federal or state laws could result in criminal or civil penalties.

The adoption or modification of laws or regulations applicable to the indoor tanning industry could harm our business. New laws may impose burdens on companies in the indoor tanning industry.  The growth of the indoor tanning industry may prompt calls for more stringent consumer protection laws.

Exchange Act

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  While the exact cost is not known, management estimates that the cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act would be in the range of $4,000 to $8,000.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We had no research and development costs during our past two fiscal years.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.

Number of Total Employees and Number of Full-Time Employees

We have five employees, all of whom are employed on a part-time basis.

Reports to Security Holders

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, see Item 1A, Risk Factors, of our Form 10 Registration Statement, as amended, and previously filed with the SEC, all of which are still applicable to us.

ITEM 2:  PROPERTIES

Our principal executive office address and telephone number are the office address and telephone number of David C. Merrell, who is our principal stockholder, our President and a director, and are provided at no cost.  Malibu is located at 8675 South Highland Drive, Salt Lake City, Utah, 84093.  Our premises consist of approximately 1,600 square feet, approximately 1,073 square feet of which is utilized for tanning and 577 square feet of which is utilized for reception, restroom and storage.  We have a $1,642 per month five year lease, which expires in August, 2012.  Copies of our initial lease and the first amendment to our initial lease were filed as Exhibits 10.1 and 10.2 to our initial Form 10 Registration Statement.  See Part IV, Item 15.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been submitted for quotations on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is still under review.  There can be no assurance that we will receive a symbol or that trading will commence.  There is currently no market for our shares of common stock; and no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the six month holding period of Rule 144 for public sales of their respective holdings. See the heading “Rule 144” of this Item below.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We currently have 66 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future; however, effective December 15, 2008, we declared a three for one dividend with a mandatory exchange of stock certificates to receive the dividend, resulting in the dividend being the equivalent of a three for one forward split of our outstanding common stock.  Our dividend policy cannot be ascertained with any certainty, because of our current lack of any profitable operations.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Pursuant to our change of domicile and change from a Utah limited liability company to a Nevada corporation merger in 2004, the sole member’s interest in Two Suns owned by David C. Merrell, our principal stockholder, President and a director, was converted into 600,000 shares of our common stock.  On December 1, 2004, he gave Lindsey Hailstone, a personal friend and our Secretary/Treasurer and a director, 60,000 of these shares; and on the same date, he gave Leonard W. Burningham, Esq., a long-time friend and one of our attorneys, 180,000 of these shares.  The gifts, in Mr. Merrell’s words, were made because each friend “had done many things for me” in the past.  Mr. Burningham is one of the attorneys for the Company.

We conducted a private placement offering of up to 60,000 shares of our common stock, which were “restricted securities” as defined in Rule 144 of the SEC at $1.67 per share, on March 31, 2006, which closed on February 27, 2007, with the sale of 40,200 shares.

Exemptions from Registration for Sales of Restricted Securities.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Registration of sales to “accredited investors” is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2008, and 2007.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our Plan of Operation for the next 12 months is to continue our current business of operating the Malibu Tan Club as further described in Part I, Item I, under the heading “Business.”

Liquidity and Capital Resources

We have limited cash or cash equivalents on hand.  As of December 31, 2008, we had $2,061 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended December 31, 2008, expenses were paid by a principal stockholder in the amount of $45,380, and during the year ended December 31, 2007, additional expenses paid by a principal stockholder totaled $178. The aggregate amount of $224,130 is outstanding as of December 31, 2008, is unsecured, bears interest at 7% per annum and is due on demand.

Net cash used by operating activities for the year ended December 31, 2008, was ($42,551) compared to ($20,410) in 2007.

Net cash used by investing activities in December 31, 2008, was ($128), for payment to purchase property and equipment. Net cash used by investing activities in 2007 was ($1,772).

Net cash provided by financing activities in December 31, 2008, was $44,740, comprised of ($640) to pay off our bank overdraft and $45,380 from a related party.

Results of Operations

For the 12 month periods ended December 31, 2008 and 2007

During the year ended December 31, 2008, we had a net loss of ($77,977), resulting from operations.  During this same period ending December 31, 2007, we had a net loss of ($83,548), also resulting from operations.  Our revenues for 2008 decreased, to $68,869 compared to $80,099 in 2007.  General and administrative expenses decreased to $113,240 in 2008 compared to $130,952 in 2007.  Our depreciation expense decreased slightly to $19,623 in 2008 from $20,755 in 2007. Interest income decreased for 2008 to $41 from $1,056 in 2007.  Interest expense for 2008 increased to $14,024, compared to $12,996 for 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MCT HOLDING CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2008

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Report of Independent Registered

Public Accounting Firm

12

—

Balance Sheets, December 31, 2008,

 and December 31, 2007

13

—

Statements of Operations, for the

years ended December 31, 2008, and 2007

14

—

Statements of Stockholders’ Deficit for the

years ended December 31, 2008, and 2007

15

—

Statements of Cash Flows, for the

years ended December 31, 2008, and 2007

16

—

Notes to Financial Statements

17 - 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

MCT Holding Corporation

We have audited the accompanying balance sheets of MCT Holding Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCT Holding Corporation as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 31, 2009

MCT HOLDING CORPORATION

BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$2,061	$-
Interest Receivable	2	24
Federal Tax Receivable	25	19
Prepaid Taxes	435	435
Total Current Assets	2,523	478

PROPERTY AND EQUIPMENT, net	25,053	44,548

OTHER ASSETS:
Goodwill	53,710	53,710
Rent Deposit	1,000	1,000
Total Other Assets	54,710	54,710
Total Assets	$82,286	$99,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Cash deficit	$-	$640
Accounts payable	36,194	34,304
Accrued expenses	1,407	1,535
Interest payable - related party	80,378	66,354
Notes payable - related party	224,130	178,749
Total Current Liabilities	342,109	281,582

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(239,342)	(161,365)
Total Stockholders’ Deficit	(259,823)	(181,846)
Total Liabilities and Stockholders’ Deficit	$82,286	$99,736

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007
REVENUE	$68,869	$80,099

EXPENSES:
General and administrative	113,240	130,952
Depreciation expense	19,623	20,755

Total Expenses	132,863	151,707

INCOME (LOSS) FROM OPERATIONS	(63,994)	(71,608)

OTHER INCOME (EXPENSE):
Interest income	41	1,056
Interest Expense	(14,024)	(12,996)

Total Other Income (Expense)	(13,983)	(11,940)

LOSS BEFORE INCOME TAXES	(77,977)	(83,548)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET LOSS	$(77,977)	$(83,548)

LOSS PER COMMON SHARE	$(0.12)	$(0.13)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Common Stock		Capital in Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Deficit
BALANCE, December 31, 2006	-	$-	628,200	$629	$(41,110)	$(77,817)

Private placement common stock	-	-	12,000	12	19,988	-

Net loss for the period ended December 31, 2007	-	-	-	-	-	(83,548)

BALANCE, December 31, 2007	-	-	640,200	641	(21,122)	(161,365)

Private placement common stock	-	-	-	-	-	-

Net loss for the period ended December 31, 2008	-	-	-	-	-	(77,977)

BALANCE, December 31, 2008	-	$-	640,200	$641	$(21,122)	$(239,342)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(77,977)	$(83,548)
Adjustments to reconcile net loss to net cash Used by operating activities:
Amortization of deferred loan costs	-	41
Depreciation and amortization	19,623	20,755
Changes in assets and liabilities:
(Increase) Decrease in Federal Tax Receivable	(6)	(19)
(Increase) Decrease in interest receivable	22	(14)
(Increase) Decrease prepaid taxes	-	(275)
Increase (Decrease) in accounts payable	1,891	30,038
Increase (Decrease) in accrued interest	14,024	12,606
Increase (Decrease) in accrued expense	(128)	6
Net Cash Provided (Used) by Operating Activities	(42,551)	(20,410)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	(128)	(1,772)

Net Cash Provided (Used) by Investing Activities	(128)	(1,772)

Cash Flows from Financing Activities:
Net proceeds from bank overdraft	(640)	640
Proceeds from stock purchase	-	20,000
Proceeds from related party notes payable	45,380	178
Payments on notes payable	-	(6,417)
Net Cash Provided (Used) by Financing Activities	44,740	14,401

Net Increase (Decrease) in Cash	2,061	(7,781)

Cash at Beginning of Period	-	7,781
Cash at End of Period	$2,061	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$390
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

None

For the year ended December 31, 2007:

None

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - MCT Holding Corporation (“the Company”) was organized under the laws of the State of Nevada on November 10, 2004.

Two Suns L.L.C., (“Two Suns”) a Utah Limited Liability Company was organized on July 15, 2002.  Two Suns operates a tanning salon in Salt Lake City, Utah.

On November 10, 2004, the Company entered into a merger transaction with Two Suns pursuant to a Plan of Merger signed November 8, 2004.  The Company issued 600,000 shares of common stock for 100% of the members’ equity of Two Suns.  Prior to the transaction, the Company had no operations.  The merger with Two Suns has been accounted for as a recapitalization of the Company.  The financial statements reflect the operations of Two Suns from July 15, 2002.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost.  Expenditures for repairs and maintenance are charged to operating expense as incurred.  Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.

Revenue Recognition - The Company recognizes revenue upon delivery of the product or service.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the years ended December 31, 2008 and 2007, respectively, advertising costs amounted to $2,873 and $1,680.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

FASB Interpretation No. 48 - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

Intangible Assets - In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company reviews their goodwill assets for impairment at least annually, around the time of its annual audit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit then no impairment to goodwill is recorded. The company determined that its fair value exceeded the carrying value of its goodwill and no impairment was recorded for the year ended December 31, 2008.  As the company’s stock was not trading publicly and there were no quotations at the time it performed its 2008 test, the company used a market approach wherein a multiple of revenues was used to value the company’s sole operating unit.  The company looked at similar sized private companies that were listed for sale to estimate the multiple used.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at:

	December 31, 2008	December 31, 2007
Tanning equipment	$135,542	$135,414
Computer and office equipment	14,690	14,690

Less: accumulated depreciation	(125,179)	(105,556)

	$25,053	$44,548

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $19,623 and $20,755, respectively.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2008 and December 31, 2007.

Common Stock – The Company has authorized 100,000,000 shares of common stock, $.001 par value.  In November 2004, in connection with its merger with Two Suns, the Company issued 600,000 shares of its previously authorized but unissued common stock.  The shares were issued for 100% of the members’ interest of Two Suns.

During 2006, the Company issued, through a private placement, 28,200 shares for cash of $47,000 or $1.67 per share.

During 2007, the Company issued, through a private placement, 12,000 shares for cash of $20,000 or $1.67 per share.

During 2008, the Company effected a three for one forward stock split, by way of a dividend with a mandatory exchange of stock certificates, making the total number of outstanding shares 640,200, at December 31, 2008.  The financial statements have been restated for all periods presented, to reflect the stock split.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31,
	2008	2007
Deferred tax assets:
Depreciable assets	$ (1,847)	$ (3,441)
Net operating loss carryforward	29,064	23,464
Accounts Payable	22,708	12,773
Charitable Contribution Carryover	5	5
Less valuation allowance	(49,930)	(32,801)

	$ 0	$ 0
Recorded as follows:
Current asset	$ 0	$ 0
Other liability	0	0

	$ 0	$ 0

The Company has available at December 31, 2008, operating loss carryforwards of approximately $151,000, which may be applied against future taxable income and which expire in various years through 2028.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At December 31, 2008, the Company has recorded a valuation allowance of approximately $49,900 to fully offset the deferred tax asset. The change in the valuation allowance for the year ended December 31, 2008 is approximately $17,100.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	.93	.82
Change in valuation allowance	(20.18)	(20.07)

Effective tax rate	0.00%	0.00%

NOTE 5 – NOTES PAYABLE

The Company entered into a 5-year term loan with a financial institution on October 24, 2002 in the original amount of $35,000.  The Company makes monthly principal payments of $583 plus interest calculated at a variable rate.  At December 31, 2008 the outstanding balance on this note was zero.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the years ended December 31, 2008 and 2007.

Notes Payable- The Company has issued several Promissory notes to officers, directors and stockholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At December 31, 2008, the accrued interest associated with the various notes was $80,378 and $66,354 at December 31, 2007.

The Company has the following related party note payable obligations:

	December 31, 2008	December 31, 2007
Related Party notes payable due on demand Accruing interest at 7% per annum	$224,130	$178,749

Total	$224,130	$178,749

NOTE 7 - GOING CONCERN

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

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the years ended December 31, 2008 and 2007 was $20,136 and $21,866, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The future minimum lease payments are as follows:

Years Ended December 31:

2009

$   16,140

2010

     16,409

2011

     17,065

2012

     10,183

________

Total

$   59,797

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended December 31,
	2008	2007
Loss from continuing operations available to common stockholders (Numerator)	$(77,977)	$(83,548)

Weighted average number of common shares outstanding used in loss per share for the period (Denominator)	640,200	639,099

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Treasurer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
David C. Merrell	President Director	October 29, 2004	*
Lindsey Hailstone	Secretary, Treasurer and Director	October 29, 2004	*

*

Presently serve in the capacities indicated.

Background and Business Experience

David C. Merrell, President and Director.  Mr. Merrell is 50 years of age; since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science Degree in Economics from the University of Utah in 1981.  David C. Merrell is also the President and a director of E. R. C. Energy Recovery Corporation, a Delaware corporation and “reporting issuer” under the Exchange Act, which is a “shell company” as defined in Rule 12b-2 of the Exchange Act, with no current business operations except to seek an acquisition or business combination that would be beneficial to it and its stockholders.  Mr. Merrell devotes approximately five hours per week to our operations.

Lindsey Hailstone, Secretary, Treasurer and Director.  Ms. Hailstone is 26 years of age.  She earned her high school diploma from Spanish Fork High School in May of 2001, where she graduated with honors.  From August, 2001, until April, 2002, Ms. Hailstone was enrolled in general education courses at Southern Virginia University, in Buena Vista, VA. Lindsey was the manager of Willow Creek Fitness Center, in Sandy, Utah from May, 2002, until February, 2006; from February of 2005 to the present, she has served as Manager of Malibu; and from March, 2006, until present she has worked for Global Medical Staffing of Salt Lake City, Utah, recruiting doctors to work overseas in temporary positions.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our directors and executive officers.

Directorships Held in Other Reporting Companies

David C. Merrell is also the President and a director of E. R. C. Energy Recovery Corporation, a Delaware corporation, and Vibrosaun International, Inc., a Nevada corporation, each of which is deemed to be a “shell company,” with no current business operations, except to seek an acquisition or business combination that would be beneficial to either and  stockholders of either.

Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed timely:

Name	Type	Filed
David C. Merrell	Form 3	October 28, 2008
Lindsey Hailstone	Form 3	October 29, 2008
Leonard W. Burningham	Form 3	October 28, 2008
Leonard W. Burningham	Form 3/A	February 3, 2009

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about March 30, 2009. Our Code of Ethics is filed as Exhibit 14 to this Annual Report, in Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only three directors and executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because we have only three directors and executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell, President & Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lindsey Hailstone, Secretary, Treasurer & Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Lindsey Hailstone	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Lindsey Hailstone	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal stockholders owning 5% of more  of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common Stock	David C. Merrell 3884 East North Little Cottonwood Rd. SLC, UT 84092	360,000 shares	56.2%
Common Stock	Lindsey Hailstone(2) 2624 Canterbury Lane SLC, UT 84121	60,000 shares(1)	9.37%
Common Stock	Leonard W. Burningham, Esq.(2),(3) 455 East 500 South, Suite 205 Salt Lake City, Utah 84111	124,800 shares(1)(2)	19.49%
Total		544,800 shares	85.06%

(1)

Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(2)

These shares were gifts from David C. Merrell, our principal stockholder, President and a director.

(3)

These shares include 4,800 shares that are owned by Mr. Burningham’s wife and son and which can be deemed to be beneficially owned by Mr. Burningham.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common Stock	David C. Merrell 3884 East North Little Cottonwood Rd. SLC, UT 84092	360,000 shares	56.2%
Common Stock	Lindsey Hailstone(2) 2624 Canterbury Lane SLC, UT 84121	60,000 shares*	9.37%
Total		420,000 shares	65.60%

(1)

Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(2)

These shares were gifts from David C. Merrell, our principal stockholder, President and a director.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$12,300	$9,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$12,300	$9,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Articles of Merger between us and Two Suns, LLC, a Utah Limited Liability company
3.2	Articles of Incorporation filed November 10, 2004

3.3	Bylaws
10.1	Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
10.2	First Amendment to Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
14	Code of Ethics
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Referenced only for additional information from our initially filed Form 10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCT HOLDING CORPORATION

Date:	April 1, 2009	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MCT HOLDING CORPORATION

Date:	April 1, 2009	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	April 1, 2009	By:	/s/Lindsey Hailstone
Lindsey Hailstone
Secretary/Treasurer and Director