Form 10-Q
period 2009-03-31
MCT HOLDING CORP
filed 2009-05-15
CIK 1367311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 12, 2009 - 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

MARCH 31, 2009

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2009 and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2009

and 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008

6

—

Notes to Unaudited Condensed Financial Statements                                                          7 - 10

MCT HOLDING CORPORATION

Unaudited Condensed Balance Sheets

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$2,348	$2,061
Interest Receivable	-	2
Federal Tax Receivable	25	25
Prepaid Taxes	435	435
Total Current Assets	2,808	2,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $130,081 and $125,179, respectively	20,151	25,053

OTHER ASSETS:
Goodwill	53,710	53,710
Rent Deposit	1,000	1,000
Total Other Assets	54,710	54,710
Total Assets	$77,669	$82,286

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$50,556	36,194
Accrued expenses	1,584	1,407
Interest payable - related party	84,442	80,378
Notes payable - related party	240,309	224,130
Total Current Liabilities	376,891	342,109

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(278,741)	(239,342)
Total Stockholders’ (Deficit)	(299,222)	(259,823)
Total Liabilities and Stockholders’ (Deficit)	$77,669	$82,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
REVENUE	$16,970	$20,942

EXPENSES:
General and administrative	47,404	31,299
Depreciation expense	4,902	4,917

Total Expenses	52,306	36,216

INCOME (LOSS) FROM OPERATIONS	(35,336)	(15,274)

OTHER INCOME (EXPENSE):
Interest income	1	9
Interest Expense	(4,064)	(3,232)

Total Other Income (Expense)	(4,063)	(3,223)

LOSS BEFORE INCOME TAXES	(39,399)	(18,497)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET INCOME (LOSS)	$(39,399)	$(18,497)

NET (LOSS) PER COMMON SHARE	$(0.06)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(39,399)	$(18,497)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	4,902	4,917
Changes in assets and liabilities:
(Increase) Decrease in Federal Tax Receivable	-	(6)
(Increase) Decrease in interest receivable	2	21
(Increase) Decrease employee advances	-	(367)
Increase (Decrease) in accounts payable	14,362	2,169
Increase (Decrease) in accrued interest	4,064	3,231
Increase (Decrease) in accrued payroll	214	247
Increase (Decrease) in sales tax payable	(32)	90
Increase (Decrease) payroll taxes payable	(5)	79
Net Cash Provided (Used) by Operating Activities	(15,892)	(8,116)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	(128)

Net Cash Provided (Used) by Investing Activities	-	(128)

Cash Flows from Financing Activities:
Payments on bank overdraft	-	(640)
Proceeds from related party notes payable	16,179	8,953
Net Cash Provided (Used) by Financing Activities	16,179	8,313

Net Increase (Decrease) in Cash	287	69

Cash at Beginning of Period	2,061	-
Cash at End of Period	$2,348	$69

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2009:

None

For the three months ended March 31, 2008:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the three month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the three months ended March 31, 2009 and 2008, respectively, advertising costs amounted to $0 and $1,097.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

FASB Interpretation No. 48 - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2009, and 2008.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2009 and December 31, 2008.

Common Stock – The Company has authorized 100,000,000 shares of common stock, $.001 par value.  In November 2004, in connection with its merger with Two Suns, the Company issued 600,000 shares of its previously authorized but unissued common stock.  The shares were issued for 100% of the members’ interest of Two Suns.

During 2006 the Company issued, through a private placement, 28,200 shares for cash of $47,000 or $1.67 per share.

During 2007 the Company issued, through a private placement, 12,000 shares for cash of $20,000 or $1.67 per share.

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been reinstated for all period presented, to reflect the stock split. The Company has 640,200 shares outstanding at March 31, 2009, and December 31, 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to an officer or director of the Company during the three months ended March 31, 2009.

        Notes Payable- The Company has issued several Promissory notes to officers, directors and shareholders of the

        Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

demand.  At March 31, 2009, the accrued interest associated with the various notes was $84,442 and $80,378 at December 31, 2008.

The Company has the following related party note payable obligations:

	March 31, 2009	December 31, 2008
Related Party notes payable due on demand accruing interest at 7% per annum	$240,309	$224,130
Total	$240,309	$224,130

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	March 31	December 31
	2009	2008

Deferred tax assets:
Depreciable assets	$ (1,171)	$ (1,847)
Net operating loss carryforward	32,563	29,064
Accounts Payable	26,292	22,708
Chartable Contribution Carryover	5	5
Less valuation allowance	(57,689)	(49,930)

	$ 0	$ 0

Recorded as follows:
Current asset	$ 0	$ 0
Other liability	0	0

	$ 0	$ 0

The Company has available at March 31, 2009, operating loss carryforwards of approximately $169,000, which may be applied against future taxable income and which expire in various years through 2029.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At March 31, 2009, the Company has recorded a valuation allowance of approximately $57,700 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended March 31, 2009 is approximately $7,800.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended March 31, 2009 and 2008 is as follows:

	March 31,
	2009	2009

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	.44	.49
Change in valuation allowance	(19.69)	(19.74)

Effective tax rate	0.00%	0.00%

NOTE 5 - GOING CONCERN

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the three months ended March 31, 2009 and 2008 was $4,035 and $4,035, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – OPERATING LEASE [Continued]

The future minimum lease payments are as follows:

Years Ended December 31:

2009

$   12,105

2010

     16,409

2011

     17,065

2012

     10,183

________

Total

$   55,762

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations available to common stockholders
(numerator)	$ (39,399)	$ (18,497)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008.

We had $16,970 in revenue in the three months ended March 31, 2009, compared to $20,942 in revenue in the three months ended March 31, 2008.  General and administrative expenses were $47,404 for the March 31, 2009, period compared to $31,299 for the March 31, 2008, period.  The increase in general and administrative expenses for the three months ended March 31, 2009, was comprised mainly of accounting and legal fees.  We had $4,902 in depreciation expense in the three months ended March 31, 2009, compared to $4,917 in the March 31, 2008, period.  We had total other income and expense of ($4,063) in the 2009 period compared to ($3,223) in the 2008 period.  We had a net loss of ($39,399) for the March 31, 2009, period compared to a net loss of ($18,497) for the March 31, 2008, period.

Liquidity

We have limited cash or cash equivalents on hand.  As of March 31, 2009, we had $2,348 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the three months ended March 31, 2009, expenses were paid by a principal stockholder in the amount of $16,179, and during the three months ended March 31, 2008, additional expenses paid by a principal stockholder totaled $8,953. The aggregate amount of $240,309 is outstanding as of March 31, 2009, is unsecured, bears interest at 7% per annum and is due on demand.

Critical Accounting Policies

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill assets for impairment at least annually, around the time of our annual audit.  If the fair value of our reporting unit exceeds the carrying value of our reporting unit then no impairment to goodwill is recorded. We determined that our fair value exceeded the carrying value of our goodwill and no impairment was recorded for the year ended December 31, 2008.  As our common stock had no public trading market, and there were no quotations for our common stock at the time we performed our 2008 test, we used a market approach wherein a multiple of revenues was used to value our sole operating unit.  We looked at similar sized private companies in the same line of business that were listed for sale to estimate the multiple used.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MCT HOLDING CORPORATION

Date:	May 14, 2009	By:	/s/David C. Merrell
President, and Director

Date:	May 14, 2009	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director