Form 10-Q
period 2009-06-30
MCT HOLDING CORP
filed 2009-08-14
CIK 1367311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 14, 2009 - 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

JUNE 30, 2009

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2009 and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2009

and 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2009

and 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

MCT HOLDING CORPORATION

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS:
Cash	$1,076	$2,061
Interest Receivable	-	2
Federal Tax Receivable	25	25
Prepaid Taxes	435	435
Total Current Assets	1,536	2,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $134,983 and $125,179, respectively	15,249	25,053

OTHER ASSETS:
Goodwill	53,710	53,710
Rent Deposit	1,000	1,000
Total Other Assets	54,710	54,710
Total Assets	$71,495	$82,286

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$55,400	36,194
Accrued expenses	1,644	1,407
Interest payable - related party	88,750	80,378
Notes payable - related party	252,794	224,130
Total Current Liabilities	398,588	342,109

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(306,612)	(239,342)
Total Stockholders’ (Deficit)	(327,093)	(259,823)
Total Liabilities and Stockholders’ (Deficit)	$71,495	$82,286

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$16,862	$21,897	$33,832	$42,839

EXPENSES:
General and Administrative	35,524	25,750	82,928	57,049
Depreciation expense	4,902	4,902	9,804	9,819
Total Expenses	40,426	30,652	92,732	66,868
INCOME (LOSS) FROM OPERATIONS	(23,564)	(8,755)	(58,900)	(24,029)

OTHER INCOME (EXPENSE):
Interest income	1	17	2	26
Interest expense	(4,308)	(3,365)	(8,372)	(6,597)
Total Other Income (Expense)	(4,307)	(3,348)	(8,370)	(6,571)

LOSS BEFORE INCOME TAXES	(27,871)	(12,103)	(67,270)	(30,600)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(27,871)	$(12,103)	$(67,270)	$(30,600)

NET (LOSS) PER COMMON SHARE	$(0.04)	$(0.02)	$(0.11)	$(0.05)

The accompanying notes are an integral part of these unaudited financial statements .

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(67,270)	$(30,600)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	9,804	9,819
Changes in assets and liabilities:
(Increase) Decrease in Federal Tax Receivable	-	(6)
(Increase) Decrease in interest receivable	2	20
Increase (Decrease) in accounts payable	19,206	1,148
Increase (Decrease) in accrued interest-related party	8,372	6,596
Increase (Decrease) in accrued expenses	237	241
Net Cash Provided (Used) by Operating Activities	(29,649)	(12,782)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	(128)

Net Cash Provided (Used) by Investing Activities	-	(128)

Cash Flows from Financing Activities:
Payments on bank overdraft	-	(640)
Proceeds from related party notes payable	28,664	15,867
Net Cash Provided (Used) by Financing Activities	28,664	15,227

Net Increase (Decrease) in Cash	(985)	2,317

Cash at Beginning of Period	2,061	-
Cash at End of Period	$1,076	$2,317

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended June 30, 2009:

None

For the three months ended June 30, 2008:

None

The accompanying notes are an integral part of these unaudited financial statements.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the six month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the six months ended June 30, 2009 and 2008, respectively, advertising costs amounted to $0 and $1,972.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts”, SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142”, SFAS No. 165, “Subsequent Events”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 161, 162, 163, 164, 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended June 30, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2009 and 2008.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2009 and December 31, 2008.

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

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been restated for all periods presented, to reflect the stock split. The Company has 640,200 shares outstanding at June 30, 2009 and December 31, 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the periods ended June 30, 2009 and 2008.

Notes Payable- The Company has issued several Promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS [Continued]

demand.  At June 30, 2009, the accrued interest associated with the various notes was $88,750 and $80,378 at December 31, 2008.

The Company has the following related party note payable obligations:

	June 30, 2009	December 31, 2008
Related Party notes payable due on demand accruing interest at 7% per annum	$252,794	$224,130
Total	$252,794	$224,130

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	June 30	December 31
	2009	2008

Deferred tax assets:
Depreciable assets	$ (495)	$ (2,627)
Net operating loss carryforward	35,651	20,376
Accounts Payable and accrued expenses	28,065	22,711
Chartable Contribution Carryover	5	5
Less valuation allowance	(63,226)	(40,465)

	$ 0	$ 0

Recorded as follows:
Current asset	$ 0	$ 0
Other liability	0	0

	$ 0	$ 0

The Company has available at June 30, 2009, operating loss carryforwards of approximately $185,000, which may be applied against future taxable income and which expire in various years through 2029.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [ Continued]

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At June 30, 2009, the Company has recorded a valuation allowance of approximately $63,200 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended June 30, 2009 is approximately $13,300.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended June 30, 2009 and 2008 is as follows:

	June
	2009	2008

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	.51	1.23
Change in valuation allowance	(19.76)	(20.48)

Effective tax rate	0.00%	0.00%

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the six months ended June 30, 2009 and 2008 was $8,070 and $8,070, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – OPERATING LEASE [ Continued]

The future minimum lease payments are as follows:

Years Ended December 31:

2009

$     8,070

2010

     16,409

2011

     17,065

2012

     10,183

________

Total

$

51,727

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss from continuing operations available to common stockholders
(numerator)	$ (27,871)	$ (12,103)	$ (67,270)	$ (30,600)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200	640,200	640,200

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet date through August 13, 2009 and determined there were no events to disclose.

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

Results of Operations

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008.

We had $16,862 in revenue in the three months ended June 30, 2009, compared to $21,897 in revenue in the three months ended June 30, 2008.  General and administrative expenses were $35,524 for the June 30, 2009 period compared to $25,750 for the June 30, 2008 period.  The increase in general and administrative expenses for the three months ended June 30, 2009, was comprised mainly of accounting and legal fees.  We had $4,902 in depreciation expense in the three months ended June 30, 2009, compared to $4,902 in the June 30, 2008, period.  We had total other income and expense of ($4,307) in the 2009 period compared to ($3,348) in the 2008 period.  We had a net loss of ($27,871) for the June 30, 2009, period compared to a net loss of ($12,103) for the June 30, 2008, period.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008.

We had $33,832 in revenue in the six months ended June 30, 2009, compared to $42,839 in revenue in the six months ended June 30, 2008.  General and administrative expenses were $82,928 for the June 30, 2009 period compared to $57,049 for the June 30, 2008 period.  The increase in general and administrative expenses for the six months ended June 30, 2009, was comprised mainly of accounting and legal fees.  We had $9,804 in depreciation expense in the six months ended June 30, 2009, compared to $9,819 in the June 30, 2008 period.  We had total other income and expense of ($8,370) in the 2009 period compared to ($6,571) in the 2008 period.  We had a net loss of ($67,270) for the June 30, 2009 period compared to a net loss of ($30,600) for the June 30, 2008 period.

Liquidity

We have limited cash or cash equivalents on hand.  As of June 30, 2009, we had $1,076 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the six months ended June 30, 2009, expenses were paid by a principal stockholder in the amount of $28,664, and during the six months ended June 30, 2008, additional expenses paid by a principal stockholder totaled $15,867. The aggregate amount of $252,794 is outstanding as of June 30, 2009, is unsecured, bears interest at 7% per annum and is due on demand.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MCT HOLDING CORPORATION

Date:	August 14, 2009	By:	/s/David C. Merrell
President, and Director

Date:	August 14, 2009	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director