Form 10-Q
period 2009-09-30
MCT HOLDING CORP
filed 2009-11-10
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 9, 2009 - 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2009 and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2009

and 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2009

and 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

MCT HOLDING CORPORATION

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS:
Cash	$344	$2,061
Interest Receivable	-	2
Federal Tax Receivable	25	25
Prepaid Taxes	435	435
Total Current Assets	804	2,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $137,776 and $125,179, respectively	12,456	25,053

OTHER ASSETS:
Goodwill	53,710	53,710
Rent Deposit	1,000	1,000
Total Other Assets	54,710	54,710
Total Assets	$67,970	$82,286

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$58,533	36,194
Accrued expenses	1,360	1,407
Interest payable - related party	93,378	80,378
Notes payable - related party	267,093	224,130
Total Current Liabilities	420,364	342,109

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(331,913)	(239,342)
Total Stockholders’ (Deficit)	(352,394)	(259,823)
Total Liabilities and Stockholders’ (Deficit)	$67,970	$82,286

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE	$5,837	$12,281	$39,669	$55,120

EXPENSES:
General and Administrative	23,716	57,032	106,645	114,081
Depreciation expense	2,793	4,902	12,597	14,721
Total Expenses	26,509	61,934	119,242	128,802
INCOME (LOSS) FROM OPERATIONS	(20,672)	(49,653)	(79,573)	(73,682)

OTHER INCOME (EXPENSE):
Interest income	-	9	2	35
Interest expense	(4,627)	(3,585)	(13,000)	(10,182)
Total Other Income (Expense)	(4,627)	(3,576)	(12,998)	(10,147)

LOSS BEFORE INCOME TAXES	(25,299)	(53,229)	(92,571)	(83,829)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(25,299)	$(53,229)	$(92,571)	$(83,829)

NET (LOSS) PER COMMON SHARE	$(0.04)	$(0.08)	$(0.14)	$(0.13)

The accompanying notes are an integral part of these unaudited financial statements .

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(92,571)	$(83,829)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	12,597	14,720
Changes in assets and liabilities:
(Increase) Decrease in Federal Tax Receivable	-	(6)
(Increase) Decrease in interest receivable	2	21
Increase (Decrease) in accounts payable	22,339	27,571
Increase (Decrease) in accrued interest-related party	13,000	10,182
Increase (Decrease) in accrued expenses	(47)	(62)
Net Cash Provided (Used) by Operating Activities	(44,680)	(31,403)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	(128)

Net Cash Provided (Used) by Investing Activities	-	(128)

Cash Flows from Financing Activities:
Payments on bank overdraft	-	(640)
Proceeds from related party notes payable	42,963	33,083
Net Cash Provided (Used) by Financing Activities	42,963	32,443

Net Increase (Decrease) in Cash	(1,717)	912

Cash at Beginning of Period	2,061	-
Cash at End of Period	$344	$912

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended September 30, 2009:

None

For the period ended September 30, 2008:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the nine month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Revenue Recognition - The Company recognizes revenue upon delivery of the product or service.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the nine months ended September 30, 2009 and 2008, respectively, advertising costs amounted to $0 and $2,344.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2009 and December 31, 2008.

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

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been restated for all periods presented, to reflect the stock split. The Company has 640,200 shares outstanding at September 30, 2009 and December 31, 2008.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the periods ended September 30, 2009 and 2008.

Notes Payable- The Company has issued several Promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At September 30, 2009, the accrued interest associated with the various notes was $93,378 and $80,378 at December 31, 2008.

The Company has the following related party note payable obligations:

	September 30, 2009	December 31, 2008
Related Party notes payable due on demand accruing interest at 7% per annum	$267,093	$224,130
Total	$267,093	$224,130

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740 “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	September 30	December 31
	2009	2008

Deferred tax assets:
Depreciable assets	$ (225)	$ (1,847)
Net operating loss carryforward	38,834	29,064
Accounts Payable and accrued expenses	29,505	22,708
Chartable Contribution Carryover	5	5
Less valuation allowance	(68,119)	(49,930)

	$ 0	$ 0

Recorded as follows:
Current asset	$ 0	$ 0
Other liability	0	0

	$ 0	$ 0

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [ Continued]

The Company has available at September 30, 2009, operating loss carryforwards of approximately $202,000, which may be applied against future taxable income and which expire in various years through 2029.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At September 30, 2009, the Company has recorded a valuation allowance of approximately $68,100 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended September 30, 2009 is approximately $18,200.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended September 30, 2009 and 2008 is as follows:

	September
	2009	2008

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	0.40	0.59
Change in valuation allowance	(19.65)	(19.84)

Effective tax rate	0.00%	0.00%

The Company has no tax positions at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2009 and 2008.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – GOING CONCERN[ Continued]

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the nine months ended September 30, 2009 and 2008 was $12,105 and $12,105, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The future minimum lease payments are as follows:

Years Ended December 31:

2009

$    4,035

2010

    16,409

2011

    17,065

2012                                                                            10,183

________

                                                                Total                                                                     $   47,692

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss from continuing operations available to common stockholders
(numerator)	$ (25,299)	$ (53,229)	$ (92,571)	$ (83,829)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200	640,200	640,200

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 9, 2009, and determined there were no events to disclose.

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

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008.

We had $5,837 in revenue in the three months ended September 30, 2009, compared to $12,281 in revenue in the three months ended September 30, 2008.  We had decreased revenues due to increased competition, and changes in the economy.  General and administrative expenses were $23,716 for the September 30, 2009, period compared to $57,032 for the September 30, 2008, period.  The decrease in general and administrative expenses for the three months ended September 30, 2009, was comprised mainly of accounting and legal fees.  We had $2,793 in depreciation expense in the three months ended September 30, 2009, compared to $4,902 in the September 30, 2008, period.  We had total other income and expense of ($4,627) in the 2009 period compared to ($3,576) in the 2008 period.  We had a net loss of ($25,299) for the September 30, 2009, period compared to a net loss of ($53,229) for the September 30, 2008, period.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008.

We had $39,669 in revenue in the nine months ended September 30, 2009, compared to $55,120 in revenue in the nine months ended September 30, 2008.  Again, we had decreased revenues due to increased competition and changes in the economy.  General and administrative expenses were $106,645 for the September 30, 2009, period compared to $114,081 for the September 30, 2008 period.  The decrease in general and administrative expenses for the nine months ended September 30, 2009, was comprised mainly of accounting and legal fees.  We had $12,597 in depreciation expense in the nine months ended September 30, 2009, compared to $14,721 in the September 30, 2008 period.  We had total other income and expense of ($12,998) in the 2009 period compared to ($10,147) in the 2008 period.  We had a net loss of ($92,571) for the September 30, 2009 period compared to a net loss of ($83,829) for the September 30, 2008 period.

Liquidity

We have limited cash or cash equivalents on hand.  As of September 30, 2009, we had $344 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the nine months ended September 30, 2009, expenses were paid by a principal stockholder in the amount of $42,963. The aggregate amount of $267,093 is outstanding as of September 30, 2009, is unsecured, bears interest at 7% per annum and is due on demand.

Critical Accounting Policies

In accordance with FASC Topic No. 350, “Goodwill and Other Intangible Assets,” we review our goodwill assets for impairment at least annually, around the time of our annual audit.  If the fair value of our reporting unit exceeds the carrying value of our reporting unit then no impairment to goodwill is recorded. We determined that our fair value exceeded the carrying value of our goodwill and no impairment was recorded for the year ended December 31, 2008.  As our common stock had no public trading market, and there were no quotations for our common stock at the time we performed our 2008 test, we used a market approach wherein a multiple of revenues was used to value our sole operating unit.  We looked at similar sized private companies in the same line of business that were listed for sale to estimate the multiple used.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MCT HOLDING CORPORATION

Date:	November 10, 2009	By:	/s/David C. Merrell
President, and Director

Date:	November 10, 2009	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director