Form 10-K
period 2009-12-31
MCT HOLDING CORP
filed 2010-02-24
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

Outstanding Shares

As of February 16, 2010, the Issuer had 640,200 shares of common stock outstanding.

Documents Incorporated by Reference

Documents incorporated by reference: See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “MCT Holding Corporation,“ “MCT,” the “Company,” “we,” “us,” “our” and words of similar import) refer to MCT Holding Corporation, the Registrant.

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

•

Articles of Merger merging Two Suns, LLC, a Utah limited liability company (“Two Suns”), into us, which were filed with the Secretary of State of the State of Nevada on November 18, 2004.

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

Effective December 15, 2008, we declared a three for one dividend with a mandatory exchange of stock certificates to receive the dividend, resulting in the dividend being the equivalent of a three for one forward split of our outstanding common stock.  All computations herein take into account this dividend.

We conducted a private placement offering of up to 60,000 shares of our common stock to “accredited investors” only, as defined in Rule 501 of the Securities and Exchange Commission (the “SEC”), which were “restricted securities“ as defined in Rule 144 of the SEC, at $1.67 per share, on March 31, 2006.  The offering closed on February 27, 2007, with the sale of 40,200 shares.

Description of Business

We own and operate Malibu Club Tan (“Malibu“), a single indoor tanning salon business located in Sandy, Utah, which offers a full range of indoor tanning products and services to customers.  The revenue from this single salon accounts for 100% of our total revenues.

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

Effect of Existing or Probable Governmental Regulations on the Business

Federal and State Law

Both state and federal laws and regulations affect the indoor tanning services industry.  The principal federal laws regulating the manufacture of indoor tanning devices are the United States Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration (the “FDA“), the Public Health Service Act and the Radiation Control for Health and Safety Act.  Because of the potential of injury; increased risks for skin cancer, eye damage, skin aging and allergic reactions; and misuse of the tanning devices, the FDA has issued stringent rules and regulations governing the manufacture and use of indoor tanning devices.

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

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.“  That designation will relieve us of some of the informational requirements of Regulation S-K.

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

ITEM 2:  PROPERTIES

Our principal executive office address and telephone number are the office address and telephone number of David C. Merrell, who is our principal stockholder, our President and a director, and are provided at no cost.  Malibu is located at 8675 South Highland Drive, Salt Lake City, Utah, 84093.  Our premises consist of approximately 1,600 square feet, approximately 1,073 square feet of which is utilized for tanning and 577 square feet of which is utilized for reception, restroom and storage.  We have a five year lease, which expires in August, 2012, with annual rentals of $16,409 ending August, 2010; $17,065 ending August, 2011; and $10,183 until August of 2012.  Annual lease expenses under this lease were $16,409 for the initial two years.  Copies of our initial lease and the first amendment to our initial lease were filed as Exhibits 10.1 and 10.2 to our initial Form 10 Registration Statement.  See Part IV, Item 15.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about April 30, 2009, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “MTHL”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the beginning of the second quarter of 2009.

Period	High	Low

April 30, 2009 through June 30, 2009	None	None

July 1, 2009 through September 30, 2009	None	None

October 1, 2009 through December 31, 2009	None	None

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 66 stockholders, not including an indeterminate number who may hold shares in “street name.“

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

We conducted a private placement offering of up to 60,000 shares of our common stock, which were “restricted securities“ as defined in Rule 144 of the SEC at $1.67 per share, on March 31, 2006, which closed on February 27, 2007, with the sale of 40,200 shares.

Exemptions from Registration for Sales of Restricted Securities.

We issued all of these securities to persons who were “accredited investors“ as those terms are defined in Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act“), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Registration of sales to “accredited investors” is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2009, and 2008.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,“ “will,“ “expect,“ “anticipate,“ “continue,“ “estimate,“ “project,“ “intend,“ and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,“ and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our Plan of Operation for the next 12 months is to continue our current business of operating the Malibu Tan Club as further described in Part I, Item I, under the heading “Business.”

Liquidity and Capital Resources

We have limited cash or cash equivalents on hand.  As of December 31, 2009, we had $390 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended December 31, 2009, expenses were paid by a principal stockholder in the amount of $59,591, and during the year ended December 31, 2008, additional expenses paid by a principal stockholder totaled $45,380. The aggregate amount of $283,721 is outstanding as of December 31, 2009, is unsecured, bears interest at 7% per annum and is due on demand.

Net cash used by operating activities for the year ended December 31, 2009, was ($61,262) compared to ($42,551) in 2008.

Net cash used by investing activities in December 31, 2009, was $0, compared to ($128), for payment to purchase property and equipment, in 2008.

Net cash provided by financing activities in December 31, 2009, was $59,591 from a related party, compared to December 31, 2008, was $44,740, comprised of ($640) to pay off our bank overdraft and $45,380 from a related party.

Results of Operations

For the 12 month periods ended December 31, 2009 and 2008

During the year ended December 31, 2009, we had a net loss of ($170,856), resulting from operations.  During this same period ending December 31, 2008, we had a net loss of ($77,977), also resulting from operations.  Our revenues for 2009 decreased, to $47,317 compared to $68,869 in 2008.  General and administrative expenses increased to $132,727 in 2009 compared to $113,240 in 2008.  Our depreciation expense decreased to $13,845 in 2009 from $19,623 in 2008.  We had goodwill impairment in 2009 of $53,710 and $0 in 2008.  Interest income decreased for 2009 to $2 from $41 in 2008.  Interest expense for 2009 increased to $17,893, compared to $14,024 for 2008.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MCT HOLDING CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2009

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Report of Independent Registered

Public Accounting Firm

13

—

Balance Sheets, December 31, 2009,

 and December 31, 2008

14

—

Statements of Operations, for the

years ended December 31, 2009, and 2008

15

—

Statements of Stockholders’ Deficit for the

years ended December 31, 2009, and 2008

16

—

Statements of Cash Flows, for the

years ended December 31, 2009, and 2008

17

—

Notes to Financial Statements

18 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

MCT Holding Corporation

We have audited the accompanying balance sheets of MCT Holding Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCT Holding Corporation as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from operation, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

February 20, 2010

MCT HOLDING CORPORATION

BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$390	$2,061
Interest Receivable	-	2
Federal Tax Receivable	25	25
Prepaid Taxes	435	435
Total Current Assets	850	2,523

PROPERTY AND EQUIPMENT, net	11,208	25,053

OTHER ASSETS:
Goodwill	-	53,710
Rent Deposit	1,000	1,000
Total Other Assets	1,000	54,710
Total Assets	$13,058	$82,286

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,512	$241
Accounts payable - related party	54,773	35,953
Accrued expenses	1,460	1,407
Interest payable - related party	98,271	80,378
Notes payable - related party	283,721	224,130
Total Current Liabilities	443,737	342,109

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(410,198)	(239,342)
Total Stockholders’ Deficit	(430,679)	(259,823)
Total Liabilities and Stockholders’ Deficit	$13,058	$82,286

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008
REVENUE	$47,317	$68,869

EXPENSES:
General and administrative	132,727	113,240
Depreciation expense	13,845	19,623
Goodwill Impairment	53,710	-

Total Expenses	200,282	132,863

INCOME (LOSS) FROM OPERATIONS	(152,965)	(63,994)

OTHER INCOME (EXPENSE):
Interest income	2	41
Interest Expense	(17,893)	(14,024)

Total Other Income (Expense)	(17,891)	(13,983)

LOSS BEFORE INCOME TAXES	(170,856)	(77,977)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET LOSS	$(170,856)	$(77,977)

LOSS PER COMMON SHARE	$(0.27)	$(0.12)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Common Stock		Capital in Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Deficit
BALANCE, December 31, 2007	-	-	640,200	641	(21,122)	(161,365)

Net loss for the period ended December 31, 2008	-	-	-	-	-	(77,977)

BALANCE, December 31, 2008	-	-	640,200	641	(21,122)	(239,342)

Net loss for the period ended December 31, 2009	-	-	-	-	-	(170,856)

BALANCE, December 31, 2009	-	-	640,200	$641	$(21,122)	$(410,198)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(170,856)	$(77,977)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	13,845	19,623
Goodwill Impairment	53,710	-
Changes in assets and liabilities:
(Increase) Decrease in Federal Tax Receivable	-	(6)
(Increase) Decrease in interest receivable	2	22
Increase (Decrease) in accounts payable	24,091	1,891
Increase (Decrease) in accrued interest	17,893	14,024
Increase (Decrease) in accrued expense	53	(128)
Net Cash Provided (Used) by Operating Activities	(61,262)	(42,551)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	(128)

Net Cash Provided (Used) by Investing Activities	-	(128)

Cash Flows from Financing Activities:
Change in bank overdraft	-	(640)
Proceeds from related party notes payable	59,591	45,380
Net Cash Provided (Used) by Financing Activities	59,591	44,740

Net Increase (Decrease) in Cash	(1,671)	2,061

Cash at Beginning of Period	2,061	-
Cash at End of Period	$390	$2,061

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2009:

None

For the year ended December 31, 2008:

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

Revenue Recognition - Revenue is recognized upon performance under a valid agreement with a fixed and determinable price and when collection is reasonably assured.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the years ended December 31, 2009 and 2008, respectively, advertising costs amounted to $0 and $2,873.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share”.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Reclassification – The financial statements for periods prior to December 31, 2009 have been reclassified to conform to the headings and classifications used in the December 31, 2009 financial statements.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Intangible Assets - In accordance with ASC Topic 350, "Goodwill and Other Intangible Assets," the Company reviews its goodwill assets for impairment at least annually, around the time of its annual audit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit then no impairment to goodwill is recorded. The Company determined that its fair value did not exceed the carrying value of its goodwill and an impairment of $53,710 was recorded for the year ended December 31, 2009.  As the Company’s stock was not trading publicly and there were no quotations at the time it performed its 2009 test, the Company used a market approach wherein a multiple of revenues was used to value the Company’s sole operating unit.  The Company looked at similar sized private companies that were listed for sale to estimate the multiple used.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at:

	December 31, 2009	December 31, 2008
Tanning equipment	$135,542	$135,542
Computer and office equipment	14,690	14,690

Less: accumulated depreciation	(139,024)	(125,179)

	$11,208	$25,053

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $13,845 and $19,623, respectively.

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2009 and December 31, 2008.

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

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - CAPITAL STOCK[Continued]

During 2007 the Company issued, through a private placement, 12,000 shares for cash of $20,000 or $1.67 per share.

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008.  The financial statements have been restated for all periods presented, to reflect the stock split.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31,
	2009	2008
Deferred tax assets (liabilities):
Depreciable assets	$ (252)	$ (1,847)
Net operating loss carryforward	42,466	29,064
Accounts Payable	30,803	22,708
Charitable Contribution Carryover	5	5
Less valuation allowance	(73,022)	(49,930)

	$ 0	$ 0
Recorded as follows:
Current asset	$ 0	$ 0
Other liability	0	0

	$ 0	$ 0

The Company has available at December 31, 2009, operating loss carryforwards of approximately $221,000, which may be applied against future taxable income and which expire in various years through 2029.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 - INCOME TAXES[Continued]

future earnings, and other future events, the effects of which cannot be determined.  At December 31, 2009, the Company has recorded a valuation allowance of approximately

$73,000 to fully offset the deferred tax asset. The change in the valuation allowance for the year ended December 31, 2009 is approximately $23,000.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	(.09)	.93
Goodwill impairment	(5.64)	0.00
Change in valuation allowance	(13.52)	(20.18)

Effective tax rate	0.00%	0.00%

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the years ended December 31, 2009 and 2008.

Accounts Payable- The Company has outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. At December the payable was 54,773 and 35,953 at December 31, 2008.

Notes Payable- The Company has issued several Promissory notes to officers, directors and stockholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At December 31, 2009, the accrued interest associated with the various notes was $98,271 and $80,378 at December 31, 2008.

The Company has the following related party note payable obligations:

	December 31, 2009	December 31, 2008
Related Party notes payable due on demand Accruing interest at 7% per annum	$283,721	$224,130

Total	$283,721	$224,130

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the years ended December 31, 2009 and 2008 was $16,140 and $16,140, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The future minimum lease payments are as follows:

Years Ended December 31:

2010

$   16,409

2011

     17,065

2012

     10,183

           ________

                                                                Total                                                                                 $  43,657

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended December 31,
	2009	2008
Loss from continuing operations available to common stockholders (Numerator)	$(170,856)	$(77,977)

Weighted average number of common shares outstanding used in loss per share for the period (Denominator)	640,200	640,200

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 20, 2010, and determined there were no events to disclose.

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

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Treasurer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Background and Business Experience

David C. Merrell, President and Director.  Mr. Merrell is 51 years of age; since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science Degree in Economics from the University of Utah in 1981.  David C. Merrell is also the President and a director of E. R. C. Energy Recovery Corporation, a Delaware corporation and “reporting issuer” under the Exchange Act, which is a “shell company” as defined in Rule 12b-2 of the Exchange Act, with no current business operations except to seek an acquisition or business combination that would be beneficial to it and its stockholders.  Mr. Merrell devotes approximately five hours per week to our operations.

Lindsey Hailstone, Secretary, Treasurer and Director.  Ms. Hailstone is 27 years of age.  She earned her high school diploma from Spanish Fork High School in May of 2001, where she graduated with honors.  From August, 2001, until April, 2002, Ms. Hailstone was enrolled in general education courses at Southern Virginia University, in Buena Vista, VA. Lindsey was the manager of Willow Creek Fitness Center, in Sandy, Utah from May, 2002, until February, 2006; from February of 2005 to the present, she has served as Manager of Malibu; and from March, 2006, until present she has worked for Global Medical Staffing of Salt Lake City, Utah, recruiting doctors to work overseas in temporary positions.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our directors and executive officers.

Involvement in Other Public Companies Registered Under the Exchange Act

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

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2009, the following were filed timely:

Name	Type	Filed
David C. Merrell	Form 3	October 28, 2008
Lindsey Hailstone	Form 3	October 29, 2008
Leonard W. Burningham	Form 3	October 28, 2008
Leonard W. Burningham	Form 3/A	February 3, 2009

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about March 30, 2009. Our Code of Ethics is filed as an Exhibit to our 2008 Annual Report, in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell, President & Director	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lindsey Hailstone, Secretary, Treasurer & Director	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Lindsey Hailstone	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Lindsey Hailstone	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal stockholders owning 5% of more  of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common Stock	David C. Merrell 3884 East North Little Cottonwood Rd. SLC, UT 84092	360,000 shares	56.2%
Common Stock	Lindsey Hailstone(2) 2624 Canterbury Lane SLC, UT 84121	60,000 shares(1)	9.37%
Common Stock	Leonard W. Burningham, Esq.(2),(3) 455 East 500 South, Suite 205 Salt Lake City, Utah 84111	124,800 shares(1)(2)	19.49%
Total		544,800 shares	85.10%

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$14,000	$12,300
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$14,000	$12,300

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

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,“ “Audit-related fees,“ and “Tax fees“ above.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2009, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Articles of Merger between us and Two Suns, LLC, a Utah Limited Liability company**
3.2	Articles of Incorporation filed November 10, 2004**
3.3	Bylaws**
10.1	Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
10.2	First Amendment to Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
14	Code of Ethics**
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Referenced only for additional information from our initially filed Form 10
**	Filed with our Annual Report for the year ended December 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCT HOLDING CORPORATION

Date:	February 23, 2010	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MCT HOLDING CORPORATION

Date:	February 23, 2010	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	February 23, 2010	By:	/s/Lindsey Hailstone
Lindsey Hailstone
Secretary/Treasurer and Director