Form 10-Q
period 2010-03-31
MCT HOLDING CORP
filed 2010-05-12
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 7, 2010- 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

MARCH 31, 2010

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2010 and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2010 and 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended Mach 31, 2010 and 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

MCT HOLDING CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)
Cash	$2,949	$390
Federal Tax Receivable	-	25
Prepaid Taxes	-	435
Total Current Assets	2,949	850

PROPERTY AND EQUIPMENT, net	10,548	11,208

OTHER ASSETS:
Rent Deposit	1,000	1,000
Total Other Assets	1,000	1,000
Total Assets	$14,497	$13,058

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,319	5,512
Accounts payable - related party	57,593	54,773
Accrued expenses	1,553	1,460
Interest payable - related party	103,340	98,271
Notes payable - related party	300,668	283,721
Total Current Liabilities	473,473	443,737

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(438,495)	(410,198)
Total Stockholders’ (Deficit)	(458,976)	(430,679)
Total Liabilities and Stockholders’ (Deficit)	$14,497	$13,058

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
REVENUE	$12,230	$16,970

EXPENSES:
General and administrative	34,798	47,404
Depreciation expense	660	4,902

Total Expenses	35,458	52,306

INCOME (LOSS) FROM OPERATIONS	(23,228)	(35,336)

OTHER INCOME (EXPENSE):
Interest income	-	1
Interest Expense	(5,069)	(4,064)

Total Other Income (Expense)	(5,069)	(4,063)

LOSS BEFORE INCOME TAXES	(28,297)	(39,399)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET INCOME (LOSS)	$(28,297)	$(39,399)

NET (LOSS) PER COMMON SHARE	$(0.04)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(28,297)	$(39,399)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	660	4,902
Changes in assets and liabilities:
(Increase) Decrease in federal tax receivable	25	-
(Increase) Decrease in interest receivable	-	2
(Increase) Decrease in prepaid taxes	435	-
Increase (Decrease) in accounts payable	4,807	14,362
Increase (Decrease) in accounts payable - related party	2,820	-
Increase (Decrease) in accrued interest-related party	5,069	4,064
Increase (Decrease) in accrued expenses	93	177
Net Cash Provided (Used) by Operating Activities	(14,388)	(15,892)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	-

Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Payments on bank overdraft	-	-
Proceeds from related party notes payable	16,947	16,179
Net Cash Provided (Used) by Financing Activities	16,947	16,179

Net Increase (Decrease) in Cash	2,559	287

Cash at Beginning of Period	390	2,061
Cash at End of Period	$2,949	$2,348

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended March 31, 2010:

None

For the period ended March 31, 2009:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the three month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009, are not necessarily indicative of the operating results for the full year.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the three months ended March 31, 2010 and 2009, respectively, advertising costs amounted to $463 and $0.

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

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FASB Interpretation No. 48 - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company has no tax positions at March 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2010, and 2009.

Reclassification – The financial statements for periods prior to March 31, 2010 have been reclassified to conform to the headings and classifications used in the March 31, 2010 financial statements.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2010 and December 31, 2009.

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

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been reinstated for all period presented, to reflect the stock split. The Company has 640,200 shares outstanding at March 31, 2010, and December 31, 2009.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to an officer or director of the Company during the three months ended March 31, 2010.

Accounts Payable- The Company has outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. At March 31, 2010, the payable was $57,593 and $54,773 at December 31, 2009.

Notes Payable- The Company has issued several Promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At March 31, 2010, the accrued interest associated with the various notes was $103,340 and $98,271 at December 31, 2009.

The Company has the following related party note payable obligations:

	March 31, 2010	December 31, 2009
Related Party notes payable due on demand accruing interest at 7% per annum	$300,668	$283,721
Total	$300,668	$283,721

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740.  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

Deferred tax assets are comprised of the following:

	March 31	December 31

	2010	2009

Deferred tax assets:
Depreciable assets	$ (201)	$ (252)
Net operating loss carryforward	45,703	42,466
Accounts Payable	33,265	30,803
Chartable Contribution Carryover	5	5
Less valuation allowance	(78,772)	(73,022)

	$ 0	$ 0

Recorded as follows:
Current asset	$ 0	$ 0
Current liability	0	0

	$ 0	$ 0

The Company has available at March 31, 2010, operating loss carryforwards of approximately $237,000, which may be applied against future taxable income and which expire in various years through 2030.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At March 31, 2010, the Company has recorded a valuation allowance of approximately $78,800 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended March 31, 2010 is approximately $5,800.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended March 31, 2010 and 2009 is as follows:

	March 31,
	2010	2009

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	1.07	.49
Change in valuation allowance	(20.32)	(19.74)

Effective tax rate	0.00%	0.00%

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the three months ended March 31, 2010 and 2009 was $4,035 and $4,035, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The future minimum lease payments are as follows:

Years Ended December 31:

2010

$   12,374

2011

     17,065

2012

     10,183

           ________

Total

        $   39,622

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended
	March 31,
	2010	2009

Loss from continuing operations available to common stockholders
(numerator)	$ (28,297)	$ (39,399)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 – LOSS PER SHARE [Continued]

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no evens to disclose.

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

Malibu is located at 8675 South Highland Drive, Sandy, Utah, 84093; the address of our principal executive offices is 3884 East North Little Cottonwood Road, Salt Lake City, Utah, 84092, and our telephone number at that address is (801) 580-4555. Malibu is a 1,600 square foot tanning facility.  There is a front lobby, a laundry room, a single restroom, a storage room and 12 rooms used for tanning.  Approximately 65% of the 1,600 square foot facility is actual tanning space.  We intend to continue these operations during the next 12 months and thereafter, and believe we may need to borrow additional capital for these purposes from principals during the next 12 months.

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009.

We had $12,230 in revenue in the three months ended March 31, 2010, compared to $16,970 in revenue in the three months ended March 31, 2009.  We had decreased revenues due to increased competition, and changes in the economy.  General and administrative expenses were $34,798 for the March 31, 2010, period compared to $47,404 for the March 31, 2009, period. The decrease in general and administrative expenses for the three months ended March 31, 2010, was comprised mainly of accounting and legal fees.  We had $660 in depreciation expense in the three months ended March 31, 2010, compared to $4,902 in the March 31, 2009, period.  We had total other income and expense of ($5,069) in the 2010 period compared to ($4,064) in the 2009 period.  We had a net loss of ($28,297) for the March 31, 2010, period compared to a net loss of ($39,399) for the March 31, 2009, period.

Liquidity

We have limited cash or cash equivalents on hand.  As of March 31, 2010, we had $2,949 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the three months ended March 31, 2010, expenses were paid by a principal stockholder in the amount of $16,947. The aggregate amount of $300,668 is outstanding as of March 31, 2010, is unsecured, bears interest at 7% per annum and is due on demand.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved).

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

MCT HOLDING CORPORATION

Date:	May 11, 2010	By:	/s/David C. Merrell
President, and Director

Date:	May 11, 2010	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director