Form 10-Q
period 2010-06-30
MCT HOLDING CORP
filed 2010-08-13
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 13, 2010- 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

JUNE 30, 2010

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2010 and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2010 and 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2010 and 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

MCT HOLDING CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)
Cash	$954	$390
Federal Tax Receivable	-	25
Prepaid Taxes	-	435
Total Current Assets	954	850

PROPERTY AND EQUIPMENT, net	9,887	11,208

OTHER ASSETS:
Rent Deposit	1,000	1,000
Total Other Assets	1,000	1,000
Total Assets	$11,841	$13,058

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$9,146	5,512
Accounts payable - related party	58,980	54,773
Accrued expenses	1,495	1,460
Interest payable - related party	108,712	98,271
Notes payable - related party	312,537	283,721
Total Current Liabilities	490,870	443,737

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(458,548)	(410,198)
Total Stockholders’ (Deficit)	(479,029)	(430,679)
Total Liabilities and Stockholders’ (Deficit)	$11,841	$13,058

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$11,594	$16,862	$23,824	$33,832

EXPENSES:
General and Administrative	25,614	35,524	60,412	82,928
Depreciation expense	661	4,902	1,321	9,804
Total Expenses	26,275	40,426	61,733	92,732
INCOME (LOSS) FROM OPERATIONS	(14,681)	(23,564)	(37,909)	(58,900)

OTHER INCOME (EXPENSE):
Interest income	-	1	-	2
Interest expense	(5,372)	(4,308)	(10,441)	(8,372)
Total Other Income (Expense)	(5,372)	(4,307)	(10,441)	(8,370)

LOSS BEFORE INCOME TAXES	(20,053)	(27,871)	(48,350)	(67,270)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(20,053)	$(27,871)	$(48,350)	$(67,270)

NET (LOSS) PER COMMON SHARE	$(0.03)	$(0.04)	$(0.08)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(48,350)	$(67,270)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	1,321	9,804
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	-	2
(Increase) Decrease in federal tax receivable	25	-
(Increase) Decrease in prepaid taxes	435	-
Increase (Decrease) in accounts payable	3,634	19,206
Increase (Decrease) in accounts payable - related party	4,207	-
Increase (Decrease) in accrued interest-related party	10,441	8,372
Increase (Decrease) in accrued expenses	35	237
Net Cash Provided (Used) by Operating Activities	(28,252)	(29,649)

Cash Flows From Investing Activities:

Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	28,816	28,664
Net Cash Provided (Used) by Financing Activities	28,816	28,664

Net Increase (Decrease) in Cash	564	(985)

Cash at Beginning of Period	390	2,061
Cash at End of Period	$954	$1,076

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended June 30, 2010:

None

For the period ended June 30, 2009:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the six month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the six months ended June 30, 2010 and 2009, respectively, advertising costs amounted to $695 and $0.

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

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards (Continued) Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC

– Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company has no tax positions at June 30, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended June 30, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2010 and 2009.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2010 and December 31, 2009.

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

During 2008, the Company effected a three-for-one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been restated for all periods presented, to reflect the stock split. The Company has 640,200 shares outstanding at June 30, 2010 and December 31, 2009.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the periods ended June 30, 2010 and 2009.

Accounts Payable- The Company has outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. At June 30, 2010, the payable was $58,980 and $54,773 at December 31, 2009.

Notes Payable- The Company has issued several promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At June 30, 2010, the accrued interest associated with the various notes was $108,712 and $98,271 at December 31, 2009.

The Company has the following related party note payable obligations:

	June 30, 2010	December 31, 2009
Related Party notes payable due on demand accruing interest at 7% per annum	$312,537	$283,721
Total	$312,537	$283,721

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740.  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	June 30	December 31
	2010	2009

Deferred tax assets:
Depreciable assets	$ (149)	$ (252)
Net operating loss carryforward	48,489	42,466
Accounts Payable and accrued expenses	34,329	30,803
Chartable Contribution Carryover	5	5
Less valuation allowance	(82,674)	(73,022)

	$ -	$ -

Recorded as follows:
Current asset	$ -	$ -
Other liability	-	-

	$ -	$ -

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The Company has available at June 30, 2010, operating loss carryforwards of approximately $252,000, which may be applied against future taxable income and which expire in various years through 2030.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At June 30, 2010, the Company has recorded a valuation allowance of approximately $83,000 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended June 30, 2010 is approximately $9,600.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended June 30, 2010 and 2009 is as follows:

	June
	2010	2009

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	.71	.51
Change in valuation allowance	(19.96)	(19.76)

Effective tax rate	0.00%	0.00%

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the six months ended June 30, 2010 and 2009 was $8,070 and $8,070, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – OPERATING LEASE [Continued]

The future minimum lease payments are as follows:

Years Ended December 31:

2009

$     8,339

2010

     17,065

2011

     10,183

           $   35,587

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loss from continuing operations available to common stockholders
(numerator)	$ (20,053)	$ (27,871)	$ (48,350)	$ (67,270)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200	640,200	640,200

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

  The Company has evaluated subsequent events from the balance sheet date through the date financial statements were issued, and determined there were no events to disclose.

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

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009.

We had $11,594 in revenue in the three months ended June 30, 2010, compared to $16,862 in revenue in the three months ended June 30, 2009.  We had decreased revenues due to increased competition and changes in the economy.  General and administrative expenses were $25,614 for the June 30, 2010 period compared to $35,524 for the June 30, 2009 period.  The decrease in general and administrative expenses for the three months ended June 30, 2010 was comprised mainly of accounting and legal fees.  We had $661 in depreciation expense in the three months ended June 30, 2010, compared to $4,902 in the June 30, 2009 period.  We had total other income and expense of ($5,372) in the 2010 period compared to ($4,307) in the 2009 period.  We had a net loss of ($20,053) for the June 30, 2010 period compared to a net loss of ($27,871) for the June 30, 2009 period.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009.

We had $23,824 in revenue in the six months ended June 30, 2010, compared to $33,832 in revenue in the six months ended June 30, 2009.  We had decreased revenues due to increased competition and changes in the economy.  General and administrative expenses were $60,412 for the June 30, 2010 period compared to $82,928 for the June 30, 2009 period.  The decrease in general and administrative expenses for the six months ended June 30, 2010 was comprised mainly of accounting and legal fees.  We had $1,321 in depreciation expense in the six months ended June 30, 2010, compared to $9,804 in the June 30, 2009 period.  We had total other income and expense of ($10,441) in the 2010 period compared to ($8,370) in the 2009 period.  We had a net loss of ($48,350) for the June 30, 2010 period compared to a net loss of ($67,270) for the June 30, 2009 period.

Liquidity

We have limited cash or cash equivalents on hand.  As of June 30, 2010, we had $954 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the six months ended June 30, 2010, expenses were paid by a principal stockholder in the amount of $28,816. The aggregate amount of $312,537 is outstanding as of June 30, 2010, is unsecured, bears interest at 7% per annum and is due on demand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MCT HOLDING CORPORATION

Date:	August 13, 2010	By:	/s/David C. Merrell
President, and Director

Date:	August 13, 2010	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director