Form 10-K
period 2010-12-31
MCT HOLDING CORP
filed 2011-03-23
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files) Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

Outstanding Shares

As of March 7, 2011, the Issuer had 640,200 shares of common stock outstanding.

Documents Incorporated by Reference

Documents incorporated by reference: See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “MCT Holding Corporation, “MCT,” the “Company,” “we,” “us,” “our” and words of similar import) refer to MCT Holding Corporation, the Registrant.

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop continuing business relationships and customers.

ITEM 1.  BUSINESS

Business Development

Copies of the following documents were filed as Exhibits to our Form 10 Registration Statement.  See Part IV, Item 15.

•

Initial Articles of Incorporation filed November 10, 2004.

•

Bylaws.

•

Agreement and Plan of Merger dated October 29, 2004, between Two Suns, LLC and MCT Holding Corporation, pursuant to which we changed our form of organization and our domicile to the State of Nevada.

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

On March 8, 2011, our Board of Directors resolved to change the focus of our business operations from the operation of a tanning salon under the name “Malibu Club Tan” to the offer and sale of used tanning equipment, which would include the Company’s tanning equipment and used tanning equipment acquired from or sold as agent for other operating and closed tanning salons.  We will maintain our present tanning operations through March 31, 2011.  During this transition period, we have made an arrangement with an operating tanning salon, Heidi’s of Course LLC, whereby we will be paid a 25% referral commission on all tanning customers referred by us to this salon.  The Board primarily cited continuing losses and decreased revenues during the recent economic downturn for the change in direction.  The Board believes there is a ready market for used tanning equipment; and further believes that other tanning salons that have closed and other currently operating tanning salons will provide an adequate source of supply of used tanning equipment to sell. We have created a website to commence our first marketing activities of used tanning equipment, MalibuTanningEquipment.yolasite.com, and we anticipate undertaking advertisements in local press or web outlets like The Nickel and Nickads.com, among other planned marketing activities.  We believe we will be able to terminate our present lease for our facilities at 8675 South Highland Drive, Salt Lake City, Utah, 84093, though we believe we will be able to use these facilities on a month to month basis for storing our inventory of used tanning equipment until other facilities are arranged.  This lease will expire in August, 2012.

We amended our Bylaws on March 22, 2011, to change the 50 day periods reflected in our Bylaws for notice or record date of shareholder meetings in Sections 2.04 and 2.06 and the 50 day period for closing of our books in relation to meetings of shareholders in Section 6.06 of our Bylaws to reflect “60” days, as now allowed in the Nevada Revised Business Corporation Act (the “NRS”); changed Section 2.11 to reflect that written consents to actions by shareholders require at least a majority of the voting power of the Company rather than a majority of the shareholders of the Company; and amended Article XI to clearly reflect that the Board of Directors has the authorization to amend the Bylaws.  See Part IV, Item 15, for reference to a copy of these amended Bylaws, which are filed herewith and incorporated herein by reference.

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

Status of any Publicly Announced New Product or Service

See the heading “Business Development” above, referencing our planned change of business direction in 2011.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  While the exact cost is not known, management estimates that the cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act would be in the range of $4,000 to $8,000.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

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

We have four employees, all of whom are employed on a part-time basis.

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

ITEM 2:  PROPERTIES

Our principal executive office address and telephone number are the office address and telephone number of David C. Merrell, who is our principal shareholder, our President and a director, and are provided at no cost.  Malibu is located at 8675 South Highland Drive, Salt Lake City, Utah, 84093.  Our premises consist of approximately 1,600 square feet, approximately 1,073 square feet of which is utilized for tanning and 577 square feet of which is utilized for reception, restroom and storage.  We have a five year lease, which expires in August, 2012, with annual rentals of $16,409 ending August, 2010; $17,065 ending August, 2011; and $10,183 until August of 2012.  Annual lease expenses under this lease were $16,409 for the initial two years.  Copies of our initial lease and the first amendment to our initial lease were filed as Exhibits 10.1 and 10.2 to our initial Form 10 Registration Statement.  See Part IV, Item 15.

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

ITEM 4:  REMOVED AND RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about April 30, 2009, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “MTHL”; however, management does not expect any established trading market to develop in our shares of common stock unless and until our operations become more material.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2009.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the beginning of the second quarter of 2009.

Period	High	Low

April 30, 2009 to June 30, 2009	None	None

July 1, 2009 to September 30, 2009	None	None

October 1, 2009 to December 31, 2009	None	None

January 1, 2010 to March 31, 2010	None	None

April 1, 2010 to June 30, 2010	None	None

July 1, 2010 to September 30, 2010	None	None

October 1, 2010 to December 31, 2010	None	None

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 66 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Pursuant to our change of domicile and change from a Utah limited liability company to a Nevada corporation merger in 2004, the sole member’s interest in Two Suns owned by David C. Merrell, our principal shareholder, President and a director, was converted into 600,000 shares of our common stock.  On December 1, 2004, he gave Lindsey Hailstone, a personal friend and our Secretary/Treasurer and a director, 60,000 of these shares; and on the same date, he gave Leonard W. Burningham, Esq., a long-time friend and one of our attorneys, 180,000 of these shares.  The gifts, in Mr. Merrell’s words, were made because each friend “had done many things for me” in the past.  Mr. Burningham is one of the attorneys for the Company.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar years ended December 31, 2010, and 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2010, and 2009.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,“ “will,“ “expect,“ “anticipate,“ “continue,“ “estimate,“ “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our Plan of Operation for the next 12 months is to focus on the offer and sale of used tanning equipment as described in Part I, Item I, under the heading “Business Development.”

Liquidity and Capital Resources

We have limited cash or cash equivalents on hand.  As of December 31, 2010, we had $780 in cash. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the year ended December 31, 2010, expenses were paid by a principal shareholder in the amount of $49,692, and during the year ended December 31, 2009, additional expenses paid by a principal shareholder totaled $59,591. The aggregate amount of $333,413 is outstanding as of December 31, 2010, is unsecured, bears interest at 7% per annum and is due on demand.

Net cash used by operating activities for the year ended December 31, 2010, was ($49,302) compared to ($61,262) in 2009.

Net cash used by investing activities in December 31, 2010, was $0, compared to $0, in 2009.

Net cash provided by financing activities in December 31, 2010, was $49,692 from a related party, compared to December 31, 2009, was $59,591 from a related party.

Results of Operations

For the 12 month periods ended December 31, 2010 and 2009

During the year ended December 31, 2010, we had a net loss of ($107,749), resulting from operations.  During this same period ending December 31, 2009, we had a net loss of ($170,856), also resulting from operations.  Our revenues for 2010 decreased, to $35,783 compared to $47,317 in 2009.  General and administrative expenses decreased to $118,881 in 2010 compared to $132,727 in 2009.  Our depreciation expense decreased to $2,641 in 2010 from $13,845 in 2009.  We had goodwill impairment in 2009 of $53,710 and $0 in 2010.  Interest income decreased for 2010 to $0 from $2 in 2009.  Interest expense for 2010 increased to $22,010, compared to $17,893 for 2009.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MCT HOLDING CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2010

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Report of Independent Registered

Public Accounting Firm

14

—

Balance Sheets, December 31, 2010,

 and December 31, 2009

15

—

Statements of Operations, for the

years ended December 31, 2010, and 2009

16

—

Statements of Stockholders’ Deficit for the

years ended December 31, 2010, and 2009

17

—

Statements of Cash Flows, for the

years ended December 31, 2010, and 2009

18

—

Notes to Financial Statements

19 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

MCT Holding Corporation

We have audited the accompanying balance sheets of MCT Holding Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCT Holding Corporation as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 21, 2011

MCT HOLDING CORPORATION

BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash	$780	$390
Federal Tax Receivable	-	25
Prepaid Taxes	-	435
Total Current Assets	780	850

PROPERTY AND EQUIPMENT, net	8,567	11,208

OTHER ASSETS:
Goodwill	-	-
Rent Deposit	1,000	1,000
Total Other Assets	1,000	1,000
Total Assets	$10,347	$13,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$18,297	$5,512
Accounts payable - related party	75,006	54,773
Accrued expenses	1,778	1,460
Interest payable - related party	120,281	98,271
Notes payable - related party	333,413	283,721
Total Current Liabilities	548,775	443,737

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(517,947)	(410,198)
Total Stockholders’ Deficit	(538,428)	(430,679)
Total Liabilities and Stockholders’ Deficit	$10,347	$13,058

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009
REVENUE	$35,783	$47,317

EXPENSES:
General and administrative	118,881	132,727
Depreciation expense	2,641	13,845
Goodwill Impairment	-	53,710

Total Expenses	121,522	200,282

INCOME (LOSS) FROM OPERATIONS	(85,739)	(152,965)

OTHER INCOME (EXPENSE):
Interest income	-	2
Interest Expense	(22,010)	(17,893)

Total Other Income (Expense)	(22,010)	(17,891)

LOSS BEFORE INCOME TAXES	(107,749)	(170,856)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET LOSS	$(107,749)	$(170,856)

NET (LOSS) PER COMMON SHARE	$(0.17)	$(0.27)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Common Stock		Capital in Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Deficit
BALANCE, December 31, 2008	-	-	640,200	$641	$(21,122)	$(239,342)

Net loss for the period ended December 31, 2009	-	-	-	-	-	(170,856)

BALANCE, December 31, 2009	-	-	640,200	641	(21,122)	(410,198)

Net loss for the period ended December 31, 2010	-	-	-	-	-	(107,749)

BALANCE, December 31, 2010	-	-	640,200	$641	$(21,122)	$(517,947)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(107,749)	$(170,856)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	2,641	13,845
Goodwill Impairment	-	53,710
Changes in assets and liabilities:
(Increase) Decrease in federal tax receivable	25	-
(Increase) Decrease in prepaid taxes	435	-
(Increase) Decrease in interest receivable	-	2
Increase (Decrease) in accounts payable – related party	20,233	-
Increase (Decrease) in accounts payable	12,785	24,091
Increase (Decrease) in accrued interest	22,010	17,893
Increase (Decrease) in accrued expense	318	53
Net Cash Provided (Used) by Operating Activities	(49,302)	(61,262)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	-
Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Change in bank overdraft	-	-
Proceeds from related party notes payable	49,692	59,591
Net Cash Provided (Used) by Financing Activities	49,692	59,591
Net Increase (Decrease) in Cash	390	(1,671)

Cash at Beginning of Period	390	2,061
Cash at End of Period	$780	$390

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2010:

None

For the year ended December 31, 2009:

None

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the years ended December 31, 2010 and 2009, respectively, advertising costs amounted to $695 and $0.

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

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards – – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Intangible Assets - In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill assets for impairment at least annually, around the time of its annual audit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit then no impairment to goodwill is recorded. The Company determined that its fair value did not exceed the carrying value of its goodwill and an impairment of $53,710 was recorded for the year ended December 31, 2009.  As the Company’s stock was not trading publicly and there were no quotations at the time it performed its 2009 test, the Company used a market approach wherein a multiple of revenues was used to value the Company’s sole operating unit.  The Company looked at similar sized private companies that were listed for sale to estimate the multiple used.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at:

	December 31, 2010	December 31, 2009
Tanning equipment	$135,542	$135,542
Computer and office equipment	14,690	14,690

Less: accumulated depreciation	(141,665)	(139,024)

	$8,567	$11,208

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $2,641 and $13,845, respectively.

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2010 and December 31, 2009.

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

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 3 - CAPITAL STOCK[Continued]

During 2007 the Company issued, through a private placement, 12,000 shares for cash of $20,000 or $1.67 per share.

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008.  The financial statements have been restated for all periods presented, to reflect the stock split. The Company has 640,200 shares outstanding at December 31, 2010 and December 31, 2009

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Depreciable assets	$ (47)	$ (252)
Net operating loss carryforward	53,037	42,466
Accounts Payable	41,457	30,803
Charitable Contribution Carryover	5	5
Less valuation allowance	(94,452)	(73,022)

	$ 0	$ 0
Recorded as follows:
Current asset	$ 0	$ 0
Other liability	0	0

	$ 0	$ 0

The Company has available at December 31, 2010, operating loss carryforwards of approximately $276,000, which may be applied against future taxable income and which expire in various years through 2030.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At December 31, 2010, the Company has recorded a valuation allowance of approximately $94,000 to fully offset the deferred tax asset. The change in the valuation allowance for the year ended December 31, 2010 is approximately $21,000.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 - INCOME TAXES[Continued]

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	-	(.09)
Goodwill impairment	.64	(5.64)
Change in valuation allowance	(19.89)	(13.52)

Effective tax rate	0.00%	0.00%

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the years ended December 31, 2010 and 2009.

Accounts Payable- The Company has outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. At December 31, 2010 the payable was $75,006 and $54,773 at December 31, 2009.

Notes Payable- The Company has issued several Promissory notes to officers, directors and stockholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At December 31, 2010, the accrued interest associated with the various notes was $120,281 and $98,271 at December 31, 2009.

The Company has the following related party note payable obligations:

	December 31, 2010	December 31, 2009
Related Party notes payable due on demand Accruing interest at 7% per annum	$333,413	$283,271

Total	$333,413	$283,721

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

MCT HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the years ended December 31, 2010 and 2009 was $16,409 and $16,140, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The future minimum lease payments are as follows:

Years Ended December 31:

2010

   $17,065

2011

     10,183

          ________

Total

$27,248

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended December 31,
	2010	2009
Loss from continuing operations available to common stockholders (Numerator)	$(107,749)	$(170,856)

Weighted average number of common shares outstanding used in loss per share for the period (Denominator)	640,200	640,200

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there were no events to disclose, except the Company’s plan to change the focus of its business operations from operating a tanning salon to the offer and sale of used tanning equipment either directly or as an agent for other owners of used tanning equipment.  This change of direction was approved by the Board of Directors on March 8, 2011.  Current tanning operations are expected to continue until about March 31, 2011.

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

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Treasurer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Background and Business Experience

David C. Merrell, President and Director.  Mr. Merrell is 52 years of age; since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science Degree in Economics from the University of Utah in 1981.  David C. Merrell is also the President and a director of E. R. C. Energy Recovery Corporation, a Delaware corporation and “reporting issuer” under the Exchange Act, which is a “shell company” as defined in Rule 12b-2 of the Exchange Act, with no current business operations except to seek an acquisition or business combination that would be beneficial to it and its shareholders.  Mr. Merrell devotes approximately five hours per week to our operations.

Lindsey Hailstone, Secretary, Treasurer and Director.  Ms. Hailstone is 28 years of age.  She earned her high school diploma from Spanish Fork High School in May of 2001, where she graduated with honors.  From August, 2001, until April, 2002, Ms. Hailstone was enrolled in general education courses at Southern Virginia University, in Buena Vista, VA. Lindsey was the manager of Willow Creek Fitness Center, in Sandy, Utah from May, 2002, until February, 2006; from February of 2005 to the present, she has served as Manager of Malibu; and from March, 2006, until present she has worked for Global Medical Staffing of Salt Lake City, Utah, recruiting doctors to work overseas in temporary positions.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our directors and executive officers.

Involvement in Other Public Companies Registered Under the Exchange Act

David C. Merrell is also the President and a director of E. R. C. Energy Recovery Corporation, a Delaware corporation, which is a “reporting issuer” under Section 13 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding common stock are subject to the provisions of Section 16(a) thereof, which requires each to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  There was no change in ownership of any of our directors, officers or any 10% holders during the years ended December 31, 2010, and 2009.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about March 30, 2009. Our Code of Ethics was filed as an Exhibit to our Annual Report on Form 10-K of the SEC for the year ended December 31, 2008, in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell, President & Director	12/31/10 12/31/09 12/31/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lindsey Hailstone, Secretary, Treasurer & Director	12/31/10 12/31/09 12/31/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Lindsey Hailstone	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Lindsey Hailstone	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more  of our common stock as of the date of this Annual Report.

Ownership of Principal Shareholders

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

(2)

These shares were gifts from David C. Merrell, our principal shareholder, President and a director.

(3)

These shares include 4,800 shares that are owned by Mr. Burningham’s wife and son and which can be deemed to be beneficially owned by Mr. Burningham.  Mr. Burningham disaffirms that he is an “affiliate” of the Company.

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

(2)

These shares were gifted from David C. Merrell, our principal shareholder, President and a director.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$14,000	$14,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$14,000	$14,000

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

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,“ “Audit-related fees,” and “Tax fees” above.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Articles of Merger between us and Two Suns, LLC, a Utah Limited Liability company**
3.2	Articles of Incorporation filed November 10, 2004**
3.3	Bylaws**
3.3a	Amended Bylaws
10.1	Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
10.2	First Amendment to Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
14	Code of Ethics**
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Referenced only for additional information from our initially filed Form 10
**	Filed with our Annual Report for the year ended December 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCT HOLDING CORPORATION

Date:	March 22, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MCT HOLDING CORPORATION

Date:	March 22, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	March 22, 2011	By:	/s/Lindsey Hailstone
Lindsey Hailstone
Secretary/Treasurer and Director