Form 10-Q
period 2011-03-31
MCT HOLDING CORP
filed 2011-05-18
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 15, 2011- 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

MARCH 31, 2011

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2011 and December 31, 2010

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2011 and 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2011 and 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 12

MCT HOLDING CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010
CURRENT ASSETS:	(Unaudited)
Cash	$426	$780
Inventory	1,511	-
Total Current Assets	1,937	780

PROPERTY AND EQUIPMENT, net	-	8,567

OTHER ASSETS:
Rent Deposit	1,000	1,000
Total Other Assets	1,000	1,000
Total Assets	$2,937	$10,347

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$29,173	18,297
Accounts payable - related party	81,550	75,006
Accrued expenses	2,725	1,778
Interest payable - related party	126,083	120,281
Notes payable - related party	337,042	333,413
Total Current Liabilities	576,573	548,775

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(553,155)	(517,947)
Total Stockholders’ (Deficit)	(573,636)	(538,428)
Total Liabilities and Stockholders’ (Deficit)	$2,937	$10,347

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010
REVENUE	$1,300	$-

EXPENSES:
General and administrative	-	-

INCOME BEFORE INCOME TAXES	1,300	-

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

INCOME FROM CONTINUING OPERATIONS	$1,300	$-

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Tanning Salon business (net of $0 in income taxes)	(30,046)	(28,297)
Gain (Loss) on disposal of discontinued operations (net of $0 in income taxes)	(6,462)	-

LOSS FROM DISCONTINUED OPERATIONS	(36,508)	(28,297)

NET LOSS	$(35,208)	$(28,297)

INCOME (LOSS) PER COMMON SHARE
Continuing operations	$(0.00)	$(0.00)
Operations of discontinued Tanning Salon business	$(0.04)	$(0.04)
Gain (loss) on disposal of discontinued operations	$(0.01)	$(0.00)

Net Loss Per Common Share	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(35,208)	$(28,297)
Adjustments to reconcile net loss to net cash Used by operating activities:
Loss on Disposal of Assets of discontinued operations	6,462	-
Depreciation and amortization	593	660
Changes in assets and liabilities:
(Increase) Decrease in federal tax receivable	-	25
(Increase) Decrease in prepaid taxes	-	435
Increase (Decrease) in accounts payable – Related Party	6,545	4,807
Increase (Decrease) in accounts payable	10,876	2,820
Increase (Decrease) in accrued interest	5,802	5,069
Increase (Decrease) in accrued expenses	947	93
Net Cash Provided (Used) by Operating Activities	(3,983)	(14,388)

Cash Flows From Investing Activities:

Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	3,629	16,947
Net Cash Provided (Used) by Financing Activities	3,629	16,947

Net Increase (Decrease) in Cash	(354)	2,559

Cash at Beginning of Period	780	390
Cash at End of Period	$426	$2,949

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2011:

Equipment with a net book value of $1,511 was reclassified as inventory.

For the three months ended March 31, 2010:

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

On November 10, 2004, the Company entered into a merger transaction with Two Suns pursuant to a Plan of Merger signed November 8, 2004.  The Company issued 600,000 shares of common stock for 100% of the members’ equity of Two Suns.  Prior to the transaction, the Company had no operations and was formed to change the form of organization of Two Suns to a corporation and to change its domicile to the State of Nevada.  The merger with Two Suns has been accounted for as a recapitalization of the Company.  The financial statements reflect the operations of Two Suns from July 15, 2002.

On March 8, 2011, the Company discontinued operating as a tanning salon, and started to operate with a focus on selling new and used tanning equipment.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the three month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011and 2010 are not necessarily indicative of the operating results for the full year.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the three months ended March 31, 2011 and 2010, respectively, advertising costs amounted to $0 and $463.

Recently Enacted Accounting Standards – The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

not impact our financial statements.  The ASC does change the way the guidance is organized and presented. Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2011-04 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at March 31, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2011, and December 31, 2010.

Reclassification – The financial statements for periods prior to March 31, 2011 have been reclassified to conform to the headings and classifications used in the March 31, 2011 financial statements.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2011 and December 31, 2010.

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

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been reinstated for all period presented, to reflect the stock split. The Company has 640,200 shares outstanding at March 31, 2011, and December 31, 2010.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to an officer or director of the Company during the three months ended March 31, 2011.

Accounts Payable- The Company has outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. At March 31, 2011 the payable was $81,550 and $75,006 at December 31, 2010.

Notes Payable- The Company has issued several promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At March 31, 2011, the accrued interest associated with the various notes was $126,083 and $120,281 at December 31, 2010.

The Company has the following related party note payable obligations:

	March 31, 2011	December 31, 2010
Related Party notes payable due on demand accruing interest at 7% per annum	$337,042	$333,413
Total	$337,042	$333,413

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740.  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

Deferred tax assets are comprised of the following:

	March 31,	December 31,
	2011	2010

Deferred tax assets:
Depreciable assets	$ -	$ (47)
Inventory	(181)	-
Net operating loss carryforward	55,469	53,037
Accounts Payable	46,110	41,457
Chartable Contribution Carryover	5	5
Less valuation allowance	(101,403)	(94,452)

	$ 0	$ 0

Recorded as follows:
Current asset	$ 0	$ 0
Current liability	0	0

	$ 0	$ 0

The Company has available at March 31, 2011, operating loss carryforwards of approximately $288,000, which may be applied against future taxable income and which expire in various years through 2031. All tax years starting with 2008 are open for examination.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At March 31, 2011, the Company has recorded a valuation allowance of approximately $101,000 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended March 31, 2011 is approximately $6,900.

The reconciliation related to continuing operations of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended March 31, 2011 and 2010 is as follows:

	March 31,
	2011	2010

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Goodwill Impairment	-	1.07
Change in valuation allowance	(19.25)	(20.32)

Effective tax rate	0.00%	0.00%

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the three months ended March 31, 2011 and 2010 was $4,197 and $4,035, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2011	2010
Income from continuing operations (numerator)	$1,300	$-
Loss from discontinued operations (numerator)	(30,046)	(28,297)
Gain (loss) on disposal of discontinued operations	(6,462	-
Loss available to common shareholders (numerator)	$ (35,208)	$ (28,297)

Weighted average number of common shares outstanding used in loss per share for the period
(denominator)	640,200	640,200

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 – LOSS PER SHARE [Continued]

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – DISCONTINUED OPERATIONS

On March 8, 2011, the Company discontinued its tanning salon operations, and retained assets to restructure its operating business to the purchase and sale of tanning equipment.  The Company decided to discontinue its tanning salon because of continuing losses, decreases in revenues and to pursue other opportunities. Operations of the tanning salon have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued tanning salon business.

	For the Years Ended March 31,
	2011	2010
Revenue	$6,970	$12,230
General and administrative	(30,621)	(34,798)
Depreciation Expense	(593)	(660)
Interest Expense	(5,802)	(5,069)
Gain(Loss) on Disposal of Assets	(6,462)	-
Net income (loss)	$(36,508)	$(28,297)

NOTE 9 – INVENTORY

On March 8, 2011, after discontinuing the tanning salon operations, the assets were moved into the Company’s new operation, which consists of the sales of new and used tanning equipment. The equipment moved into inventory consisted of 13 tanning beds with a historical cost of $116,472 that have been fully depreciated. It also consisted of several assets with a net book value of $1,511.

As of March 31, 2011, 10 tanning beds remained in inventory with a historical cost of $93,544 and net book value of zero. As of December 31, 2010, the Company had no inventory.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

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

Plan of Operation

On March 8, 2011, our Board of Directors resolved to change the focus of our business operations from the operation of a tanning salon under the name “Malibu Club Tan” to the offer and sale of used tanning equipment, which would include the Company’s tanning equipment and used tanning equipment acquired from or sold as agent for other operating and closed tanning salons.  We closed our present tanning operations on March 31, 2011.  During this transition period, we have made an arrangement with an operating tanning salon, Heidi’s of Course LLC, whereby we will be paid a 25% referral commission on all tanning customers referred by us to this salon.  The Board primarily cited continuing losses and decreased revenues during the recent economic downturn for the change in direction.  The Board believes there is a ready market for used tanning equipment; and further believes that other tanning salons that have closed and other currently operating tanning salons will provide an adequate source of supply of used tanning equipment to sell. We have created a website to commence our first marketing activities of used tanning equipment, MalibuTanningEquipment.yolasite.com, and we anticipate undertaking advertisements in local press or web outlets like The Nickel and Nickads.com, among other planned marketing activities.  Our former tanning facilities located at 8675 South Highland Drive, Salt Lake City, Utah, 84093, are presently being used as a showroom for the sale of our tanning beds and for the storing of used tanning equipment we may acquire or broker for other tanning salons.  This lease will expire July 31, 2012.

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010.

We had $1,300 in revenue in the three months ended March 31, 2011, compared to $0 in revenue in the three months ended March 31, 2010.  General and administrative expenses were $0 for the March 31, 2011, and for the March 31, 2010, period. The decrease in general and administrative expenses was because of the change in direction of the Company.  We had $1,300 in income from continuing operations in the three months ended March 31, 2011, compared to $0 in the March 31, 2010, period.  We had loss from discontinued operations of ($30,046) in the 2011 period compared to ($28,297) in the 2010 period.  We had loss on disposal of discontinued operations of $6,462 in the 2011 period compared to $0 in the 2010 period. We had a loss from discontinued operations of ($36,508) for the three months ended March 31, 2011 compared to ($28,297) for the three months ended March 31, 2010.  We had a net loss of ($35,208) for the March 31, 2011, period compared to a net loss of ($28,297) for the March 31, 2010, period.

Liquidity

We have limited cash or cash equivalents on hand.  As of March 31, 2011, we had $426 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the three months ended March 31, 2011, cumulative accounts payable to a principal stockholder amounted to $81,550. We have notes payable in the aggregate amount of $337,042 outstanding as of March 31, 2011, which are unsecured, bears interest at 7% per annum and are due on demand.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MCT HOLDING CORPORATION

Date:	May 18, 2011	By:	/s/David C. Merrell
President, and Director

Date:	May 18, 2011	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director