Form 10-K/A
period 2010-12-31
MCT HOLDING CORP
filed 2011-07-13
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

Documents incorporated by reference: See Part IV, Item 15.

EXPLANATORY NOTE: We are amending our Annual Report on Form 10-K to include the Amended Bylaws that were inadvertently omitted as an Exhibit to our initially filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2011.  No other changes have been made in our previously filed Annual Report.  A description of the changes made in the Amended Bylaws was included under the heading “Business Development” of Item 1. Business, of our initially filed Annual Report.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Articles of Merger between us and Two Suns, LLC, a Utah Limited Liability company**
3.2	Articles of Incorporation filed November 10, 2004**
3.3	Bylaws**
3.3a	Amended Bylaws
10.1	Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
10.2	First Amendment to Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
14	Code of Ethics**
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002***
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
*	Referenced only for additional information from our initially filed Form 10
**	Filed with our Annual Report for the year ended December 31, 2008
***	Filed with our Annual Report for the year ended December 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCT HOLDING CORPORATION

Date:	July 13, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MCT HOLDING CORPORATION

Date:	July 13, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	July 13, 2011	By:	/s/Lindsey Hailstone
Lindsey Hailstone
Secretary/Treasurer and Director

3