Form 10-Q
period 2011-09-30
MCT HOLDING CORP
filed 2011-11-14
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53390

MCT HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	20-2543857
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10018 Falcon View Drive

Sandy, Utah 84092

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 8, 2011- 640,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

MCT HOLDING CORPORATION

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2011 and December 31, 2010

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2011 and 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2011 and 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 12

MCT HOLDING CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2011	December 31, 2010
CURRENT ASSETS:	(Unaudited)
Cash	$171	$780
Inventory	250	-
Total Current Assets	421	780

PROPERTY AND EQUIPMENT, net	-	8,567

OTHER ASSETS:
Rent Deposit	-	1,000
Total Other Assets	-	1,000
Total Assets	$421	$10,347

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$32,973	$18,297
Accounts payable - related party	94,193	75,006
Accrued expenses	890	1,778
Interest payable - related party	138,616	120,281
Notes payable - related party	360,800	333,413
Total Current Liabilities	627,472	548,775

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	(21,122)	(21,122)
Retained Deficit	(606,570)	(517,947)
Total Stockholders’ (Deficit)	(627,051)	(538,428)
Total Liabilities and Stockholders’ (Deficit)	$421	$10,347

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE	$4,212	$-	$6,752	$-
COST OF GOODS SOLD	-	-	500	-

GROSS PROFIT	4,212	-	6,252	-

EXPENSES:
General and Administrative	18,197	-	37,806	-
Total Expenses	18,197	-	37,806	-
INCOME (LOSS) FROM OPERATIONS	(13,985)	-	(31,554)	-

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-
Interest expense	(6,374)	-	(12,532)	-
Total Other Income (Expense)	(6,374)	-	(12,532)	-

LOSS BEFORE INCOME TAXES	(20,359)	-	(44,086)	-

CURRENT TAX EXPENSE	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(20,359)	-	(44,086)	-

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Tanning Salon business (net $0 in income taxes)	(1,511)	(34,050)	(36,563)	(82,400)
Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	-	-	(7,974)	-

LOSS FROM DISCONTINUED OPERATIONS	(1,511)	(34,050)	(44,537)	(82,400)
NET INCOME (LOSS)	$(21,870)	$(34,050)	$(88,623)	$(82,400)

INCOME (LOSS) PER COMMON SHARE
Continuing operations	$(0.03)	$(0.00)	$(0.07)	$(0.00)
Operations of discontinued Tanning Salon business	$(0.00)	$(0.05)	$(0.06)	$(0.13)
Gain(loss) on disposal of discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net Loss per Share	$(0.03)	$(0.05)	$(0.14)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(88,623)	$(82,400)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	593	1,981
Changes in assets and liabilities:
Loss on disposal of assets of discontinued operations	7,974	-
(Increase) Decrease in inventory	(250)	-
(Increase) Decrease in rent deposit	1,000	-
(Increase) Decrease in federal tax receivable	-	25
(Increase) Decrease in prepaid taxes	-	435
Increase (Decrease) in accounts payable	14,676	843
Increase (Decrease) in accounts payable – related party	19,187	18,659
Increase (Decrease) in accrued interest payable	18,335	16,147
Increase (Decrease) in accrued expenses	(888)	(28)
Net Cash Provided (Used) by Operating Activities	(27,996)	(44,338)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	-
Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	27,387	44,714
Net Cash Provided (Used) by Financing Activities	27,387	44,714

Net Increase (Decrease) in Cash	(609)	376

Cash at Beginning of Period	780	390
Cash at End of Period	$171	$766

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended September 30, 2011:

None

For the period ended September 30, 2010:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - MCT Holding Corporation (“the Company”) was organized under the laws of the State of Nevada on November 10, 2004.

Two Suns L.L.C., (“Two Suns”) a Utah Limited Liability Company was organized on July 15, 2002.  Two Suns operated a tanning salon in Salt Lake City, Utah, until March 2011, when it changed the focus of its business to the sale of new and used tanning equipment.

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

On March 8, 2011, the Company discontinued operating as a tanning salon, and started to operate with a focus on selling new, used, and brokering tanning equipment.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the nine month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the nine months ended September 30, 2011 and 2010, respectively, advertising costs amounted to $0 and $695.

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

Recently Enacted Accounting Standards (Continued)

Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented. Accounting Standards Update (“ASU”) ASU No. through 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has no tax positions at September 30, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2011 and December 31, 2010.

Reclassification – The financial statements for periods prior to September 30, 2011 have been reclassified to conform to the headings and classifications used in the September 30, 2011 financial statements.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2011 and December 31, 2010.

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

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been restated for all periods presented, to reflect the stock split. The Company has 640,200 shares outstanding at September 30, 2011 and December 31, 2010.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the periods ended September 30, 2011 and 2010.

Accounts Payable- The Company has outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. At September 30, 2011 the payable was $94,193 and $75,006 at December 31, 2010.

Notes Payable- The Company has issued several promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of  7% per annum and are due and payable on demand.  At September 30, 2011, the accrued interest associated with the various notes was $138,616 and $120,281 at December 31, 2010.

The Company has the following related party note payable obligations:

	September 30, 2011	December 31, 2010
Related Party notes payable due on demand accruing interest at 7% per annum	$360,800	$333,413
Total	$360,800	$333,413

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740.  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Depreciable assets	$ -	$ (47)
Net operating loss carryforward	60,691	53,037
Accounts Payable	51,334	41,457
Chartable Contribution Carryover	5	5
Less valuation allowance	(112,030)	(94,452)
	$ 0	$ 0
Recorded as follows:
Current asset	$ 0	$ 0
Current liability	0	0

	$ 0	$ 0

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The Company has available at September 30, 2011, operating loss carryforwards of approximately $315,000, which may be applied against future taxable income and which expire in various years through 2031. All tax years starting with 2008 are open for examination.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At September 30, 2011, the Company has recorded a valuation allowance of approximately $112,000 to fully offset the deferred tax asset. The change in the valuation allowance for the period ended September 30, 2011 is approximately $18,000.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended September 30, 2011 and 2010 is as follows:

	September
	2011	2010

Federal provision (benefit) at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Other	.58	.63
Change in valuation allowance	(19.83)	(19.88)

Effective tax rate	0.00%	0.00%

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

NOTE 6 – OPERATING LEASE

Rental Agreement - The Company entered into an office lease for 1,614 square feet that expires July 31, 2012.  The lease provides for a five year renewal option.  Rent expense for the nine months ended September 30, 2011 and 2010 was $9,793 and $12,159, respectively.  Monthly lease payments are as follows: 1-36 months $1,345, 37-48 months $1,399, 49-60 months $1,455.

The Company is currently in the process of negotiating the termination of this lease.

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Loss from continuing operations (numerator)	$ (20,359)	$ -	$ (44,086)	$ -

Loss from discontinued operations (numerator)	$ (1,511)	$ (34,050)	$ (36,563)	$ (82,400)

Gain (Loss) on disposal of discontinued operations (numerator)	$ -	$ -	$ (7,974)	$ -

Loss available to common shareholders (numerator)	$ (21,870)	$ (34,050)	$ (88,623)	$ (82,400)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200	640,200	640,200

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

MCT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – DISCONTINUED OPERATIONS [Continued]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$-	$5,044	$7,332	$28,868
General and administrative	(1,511)	(32,728)	(37,500)	(93,140)
Depreciation Expense	-	(660)	(593)	(1,981)
Interest Expense	-	(5,706)	(5,802)	(16,147)
Gain(Loss) on Disposal of Assets of discontinued operations	-	-	(7,974)	-
Net income (loss)	$(1,511)	$(34,050)	$(44,537)	$(82,400)

NOTE 9 – INVENTORY

Inventories, consisting primarily of tanning beds and tanning equipment, are stated at the lower of cost or market, with cost determined using primarily specific identification.

On March 8, 2011, after discontinuing the tanning salon operations the assets were moved into the Company’s new operation which consists of the sales of new and used tanning equipment. The equipment moved into inventory consisted of 8 tanning beds with a historical cost of $72,977 that have been fully depreciated.

On June 30, 2011, upon evaluating the assets moved into the Company’s inventory the Company determined the items were unsellable and disposed of or sold all items, not mentioned in the following paragraph.

As of September 30, 2011, 1 tanning booth remained in inventory with a historical value of $250. As of December 31, 2010, the Company had no inventory.

In August, 2011, the Company entered into an agreement to broker tanning beds.  The agreement specified that the Company would receive 10% of revenues received for the sale of beds.

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

Plan of Operation

On March 8, 2011, our Board of Directors resolved to change the focus of our business operations from the operation of a tanning salon under the name “Malibu Club Tan” to the offer and sale of used tanning equipment, which would include the Company’s tanning equipment and used tanning equipment acquired from or sold as agent for other operating and closed tanning salons.  We closed our present tanning operations on March 31, 2011.  During this transition period, we made an arrangement with an operating tanning salon, Heidi’s of Course LLC, whereby we would be paid a 25% referral commission on all tanning customers referred by us to this salon; no commissions have been received under this arrangement. The Board primarily cited continuing losses and decreased revenues during the recent economic downturn for the change in direction.  The Board believes there is a ready market for used tanning equipment; and further believes that other tanning salons that have closed and other currently operating tanning salons will provide an adequate source of supply of used tanning equipment to sell. We have created a website to commence our first marketing activities of used tanning equipment, MalibuTanningEquipment.yolasite.com, and we anticipate undertaking advertisements in local press or web outlets like The Nickel and Nickads.com, among other planned marketing activities.  This lease will expire July 31, 2012, and the Company is currently in the process of negotiating the termination of this lease.

In August 2011, we entered into an agreement to broker tanning beds.  The agreement specified that the Company would receive 10% of revenues received for the sale of beds.

Results of Operations

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010.

We had $4,212 in revenue in the three months ended September 30, 2011, compared to $0 in revenue in the three months ended September 30, 2010.  We had cost of goods sold of $0 for a gross profit of $4,212 for the three months ended September 30, 2011, compared to $0 in cost of goods sold and $0 for gross profit for the three months ended September 30, 2010.  General and administrative expenses were $18,197 for the September 30, 2011 period, compared to $0 for the September 30, 2010, period.  We had ($13,985) in loss from operations in the three months ended September 30, 2011, compared to $0 in the September 30, 2010, period.  We had an interest expense of $6,374 for the quarter ended September 30, 2011, compared to $0 for the quarter ended September 30, 2010, for a loss from continuing operations of ($20,359) for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010.  We had loss from discontinued operations of ($1,511) in the 2011 period compared to ($34,050) in the 2010 period.  We had a net loss of ($21,870) for the September 30, 2011, period compared to a net loss of ($34,050) for the September 30, 2010, period.  Comparisons between years are not meaningful as the 2010 amounts are shown as discontinued operations.  See Note 8 of our financial statements above.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010.

We had $6,752 in revenue in the nine months ended September 30, 2011, compared to $0 in revenue in the nine months ended September 30, 2010.  We had cost of goods sold of $500 for a gross profit of $6,252 for the nine months ended September 30, 2011, compared to $0 in cost of goods sold and $0 for gross profit for the nine months ended September 30, 2010.  General and administrative expenses were $37,806 for the September 30, 2011 period, compared to $0 for the September 30, 2010, period.  We had ($31,554) in loss from operations in the nine months ended September 30, 2011, compared to $0 in the September 30, 2010, period.  We had an interest expense of $12,532 for the nine months ended September 30, 2011, compared to $0 for the nine months ended September 30, 2010, for a loss from continuing operations of ($44,086) for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010.  We had loss from discontinued operations of ($44,537) in the 2011 period compared to ($82,400) in the 2010 period.  We had a net loss of ($88,623) for the September 30, 2011, period compared to a net loss of ($82,400) for the September 30, 2010, period.  Comparisons between years are not meaningful as the 2010 amounts are shown as discontinued operations.  See Note 8 of our financial statements above.

Liquidity

We have limited cash or cash equivalents on hand.  As of September 30, 2011, we had $171 in cash. If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the three months ended September 30, 2011, cumulative accounts payable to a principal stockholder amounted to $94,193. We have notes payable in the aggregate amount of $360,800 outstanding as of September 30, 2011, which are unsecured, bear interest at 7% per annum and are due on demand.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MCT HOLDING CORPORATION

Date:	November 10, 2011	By:	/s/David C. Merrell
President, and Director

Date:	November 10, 2011	By:	/s/Lindsey Hailstone
Secretary, Treasurer and Director