Form 10-K
period 2011-12-31
MCT HOLDING CORP
filed 2012-03-12
CIK 1367311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53390

MCT HOLDING CORPORATION

(Exact Name of Registrant as specified in its Charter)

Nevada	20-2543857
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah  84117

 (Address of Principal Executive Offices)

(801) 278-9424

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files) Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of our voting and non-voting common stock (we have only common voting stock outstanding) was $17,300, based on 173,300 shares being then held by non-affiliates and a closing trading price of such common stock of $0.10 per share on the OTCBB on June 30, 2011.

Outstanding Shares

As of March 6, 2012, we had 640,200 shares of our common stock outstanding.

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

Historical

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

We are a successor to Two Suns, which was formed in the State of Utah on July 15, 2002, to engage in the purpose of owning and operating a tanning salon and providing related services in Salt Lake City, Utah.  On or about August 1, 2002, Two Suns acquired Malibu Club Tan, an operating tanning salon.

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

We filed a Certificate of Correction with the Secretary of State of Nevada on January 7, 2009, confirming that our authorized capitalization consisted of 110,000,000 shares divided into 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 preferred stock.  No class of preferred stock has been designated; and no shares of preferred stock have been issued or are outstanding.  This Certificate of Correction matched the number of authorized shares reflected in our Articles of Incorporation that were filed with the Secretary of State of Nevada on November 10, 2004, and corrected the cover sheet that accompanied these Articles of Incorporation, which did not indicate the authorization of the preferred stock.

We maintain the website, MalibuTanningEquipment.yolasite.com, for our XBRL files.

Material Developments in 2011

Change in Control

On December 15, 2011, Travis T. Jenson and Lisa J. Howells acquired 336,200 shares or approximately 65.6% of our outstanding common stock, 168,100 shares each, from two of our directors and executive officers.  The total purchase price of the shares was $214,500, paid from the respective personal resources of Mr. Jenson and Ms. Howells.  The Stock Purchase Agreement regarding this purchase and sale required the settlement and payment of all of our debts, amounting to $627,472 at September 30, 2011, out of the purchase price, with indemnification of us and the purchasers from and against any such liabilities.  $25,000 of the purchase price was also reserved for payment of any of our additional expenses through December 31, 2011, and to pay all accounting, auditing and related expenses required for this Annual Report. Travis T. Jenson became our President and a director on closing, with one of our directors and executive officers resigning and one continuing.  Additional information about this change in control can be found in our 8-K Current Report dated December 15, 2011, which was filed with the SEC on December 15, 2011, and in Part III, Item 13.

Formation of Subsidiaries

On December 15, 2011, we incorporated a wholly-owned subsidiary under the laws of the State of Utah through which our business operations are conducted.  On December 20, 2011 the name of our subsidiary was changed to “MCT Distribution Incorporated.”  $4,000 was contributed to the capital of this subsidiary.

On December 23, 2011, we incorporated another wholly-owned subsidiary.  No business operations have been commenced through this corporation.

Granting of a Distributorship

On December 1, 2011, Leisure Products, Inc. named us as a dealer/distributor of its home and commercial tanning beds. We will receive customary dealer/distributor discounts on all tanning beds sold.  This dealer/distributorship was assigned to our wholly-owned subsidiary, MCT Distribution Incorporated on December 19, 2011, with the consent of Leisure Products, Inc.   Additional information on these products is posted on our website, www.mctdistribution.weebly.com.   Additional information can also be found in our 8-K Current Report dated December 1, 2011, filed with the SEC on December 6, 2011.

Amendment of Bylaws

We amended our Bylaws on March 22, 2011, to change the 50 day periods reflected in our Bylaws for notice or record date of shareholder meetings in Sections 2.04 and 2.06 and the 50 day period for closing of our books in relation to meetings of shareholders in Section 6.06 of our Bylaws to reflect “60” days, as now allowed in the Nevada Revised Business Corporation Act (the “NRS”); changed Section 2.11 to reflect that written consents to actions by shareholders require at least a majority of the voting power of our Company rather than a majority of the shareholders of our Company; and amended Article XI to clearly reflect that the Board of Directors has the authorization to amend the Bylaws.  See Part IV, Item 15, for reference to a copy of these amended Bylaws, which were filed as an  Exhibit to our 10-K Annual Report for the year ended December 31, 2010, which was filed with the SEC on March 23, 2011.

Change in Focus of Our Business Operations

On March 8, 2011, our Board of Directors resolved to change the direction of our business operations from the operation of a tanning salon to the purchase, sale and marketing of used tanning equipment.  Additional information about this change in the direction of our business is contained in our 8-K Current Report dated March 8, 2011, filed with the SEC on March 14, 2011.  Our accountants and auditors believed that the change in direction from the operation of a tanning salon to the purchase, sale and marketing of tanning equipment required the prior operations be stated as “Discontinued Operations” under ASC Topic 205-20; accordingly, information about these operations to the date of their discontinuance in 2011, and for the fiscal year ended December 31, 2010, is contained in Note 8, Discontinued Operations, of our audited consolidated financial statements that accompany this Annual Report.  The following table sets forth information on assets and revenues from inception of operations for the years prior to December 31, 2010.

Operations and Asset Table

Financial Statements	Year or Period Ended	Assets	Revenues
CPA Compilation	12/31/03	$122,868	$107,626
CPA Compilation	12/31/04	$139,525	$103,072
CPA Compilation	12/31/05	$132,581	$109,638
PCAOB CPA Audit	12/31/06	$126,233	$ 89,829
PCAOB CPA Audit	12/31/07	$ 99,736	$ 80,099
PCAOB CPA Audit	12/31/08	$ 82,286	$ 68,869
PCAOB CPA Audit	12/31/09	$ 13,058	$ 47,317
PCAOB CPA Audit	12/31/10	$ 10,347	$ 35,783
PCAOB CPA Audit	12/31/11	$ 4,360	$ 14,183*

*  Includes $7,332 in revenue from discontinued operations ceased during the quarter ended March 31, 2011.

Description of Business

We purchase and market used tanning beds for home and commercial use, and we are a dealer/distributor of new home and commercial tanning beds from Leisure Products, Inc., a manufacturer of tanning beds.  Our used tanning beds are usually purchased from existing tanning facilities for sale to other facilities or the public; and we also offer broker services for the sale of used tanning equipment owned by tanning salons.  We advertise trade-ins of used tanning beds for the purchase of new tanning beds on our website and in correspondence and personal contacts with operating tanning salons and new businesses commencing operations in this industry.  We continue to seek dealer/distributorships of other models of home and commercial tanning equipment; and dealer/distributorships of tanning supplies and related products used by customers using these types of facilities.

We have storage space available in the building that houses our principal executive offices, which is located at 4685 S. Highland Drive, Suite #202, in Salt Lake City, Utah 84117.

Principal Products or Services and Their Markets

Most of our sales of used tanning beds are to private parties, while the purchases are primarily made from tanning salons. We also act as brokers for tanning salons in the sale of their used tanning equipment.  We have focused our efforts on the sale of the new home and commercial tanning beds under our dealership/distributorship to private parties and commercial tanning salons, while emphasizing our willingness to take used tanning equipment in trade for part of the purchase price of new tanning equipment.  Our principal markets are in Salt Lake County, Utah, and surrounding areas.  We offer delivery service on purchased equipment from our storage facility or from the location of the purchased equipment.

Distribution Methods of the Products or Services

We advertise our products and services in a variety of ways, including web postings at our website, www.mctdistribution.weebly.com, and in KSL.com, a local web posting service; by personal contact with commercial tanning salons, through telephone and periodic mailings, indicating our desire to purchase or sell used tanning beds and describing our inventory and by advertising our new home and commercial tanning beds that are available for purchase or trade; and we also periodically advertise in newspapers with general circulation in the Salt Lake County area.

Status of any Publicly Announced New Product or Service

On December 1, 2011, we announced the granting of our dealership/distributorship to market new home and commercial tanning beds.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

We are subject to extensive competition from traditional tanning salons, health clubs, beauty salons with indoor tanning units and other retail stores with tanning beds, all of which provide services less costly than purchasing tanning equipment for home use; however, we feel that we offer a service that is not customarily available to private customers and commercial tanning salons.  Other competitors are larger than us and may have substantially greater financial and marketing resources.  In addition, some of our competitors may be able to secure products from vendors on more favorable terms, offer a greater product selection and adopt more aggressive pricing policies than we can.  We do not believe there are many firms that specialize in selling used tanning equipment, though all tanning salons are potentially competitors who can offer and sell their used tanning equipment in competition with us.  We attempt to make this process easier for tanning salons by providing a wholesale outlet for fast disposition of used tanning equipment, which we have found a ready market for resale.

We believe that we can compete successfully against companies in our limited geographic area based upon:

•

the performance and reliability of our products and services;

•

the variety of products and services we offer;

•

the price of our products and services;

•

our ability to provide a consistent level of products and services; and

•

our knowledge of this line of business.

Sources and Availability of Raw Materials and Names of Principal Suppliers

New and used tanning beds and related products and supplies required for our business are readily available from numerous suppliers, though not in large quantities at once; accordingly, our inventory is usually low as we market what we purchase rather quickly.

Dependence on One or a Few Major Customers

We are not dependent upon one or a few major customers, the loss of which could have an adverse material effect on our business operations or financial condition; however, we presently have only one dealer/distributorship of new tanning beds.  If that dealer/distributorship were to be terminated, we would need to attempt to obtain one from another manufacturer.  We are presently attempting to get other dealer/distributorships for new tanning equipment from other manufacturers of tanning equipment as part of expanding our business model.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have a Sandy City, Utah Business License that must be renewed each year.  Sandy City is located in Salt Lake County, Utah, and we have filed an Application for a Business License in Holladay, Utah too.  Sandy City and Holladay are both in Salt Lake County, Utah.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

Federal and State Law

There are no present laws that affect our business of purchasing and marketing new and used tanning beds for home and commercial use; however, there are laws that regulate the industry and those selling the services of tanning equipment through tanning salons or otherwise, which are discussed below.

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

There is pending legislation in the State of Utah to require minors to have parental consent to utilize tanning equipment; that legislation is not anticipated to have any effect on our business model as we do not sell our products to minors.

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

Number of Total Employees and Number of Full-Time Employees

We have no employees other than our executive officers.  Our products and services are offered through our executive officers and independent consultants.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, see Item 1A, Risk Factors, of our Form 10 Registration Statement, as amended, and previously filed with the SEC, all of which are still applicable to us, despite the change of direction in our business model.

ITEM 2:  PROPERTIES

Our principal executive office address and telephone number are the office address and telephone number of Travis T. Jenson, who is one of our principal shareholders, our President and a director, and are provided at no cost. Limited storage space for our inventory is also available for our use in the building that houses these offices, when needed.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

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

Set forth below are the high and low bid prices for our common stock for each quarter of 2011 and 2010.  These bid prices were obtained from OTC Markets Group Inc. formerly known as the “Pink Sheets, LLC” and formerly known as the “National Quotation Bureau, LLC,” and the OTCBB. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Quotations for our common stock only commenced at the beginning of the second quarter of 2009.

Period	High	Low

January 1, 2010 to March 31, 2010	None	None

April 1, 2010 to June 30, 2010	None	None

July 1, 2010 to September 30, 2010	None	None

October 1, 2010 to December 31, 2010	None	None

January 1, 2011 to March 31, 2011	$0.10	$0.10

April 1, 2011 to June 30, 2011	$1.01	$0.10

July 1, 2011 to September 30, 2011	$0.45	$0.10

October 1, 2011 to December 31, 2011	$1.50	$0.30

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three years, we have not sold any “restricted securities” or other securities; nor have we received any proceeds from the sale of “registered securities” during that period of time.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the past three years.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,“ “will,“ “expect,“ “anticipate,“ “continue,“ “estimate,“ “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our Plan of Operation for the next 12 months is to focus on the offer and sale of new and used tanning equipment as described in Part I, Item I, under the heading “Description of Business.”

Liquidity and Capital Resources

We have limited cash or cash equivalents on hand.  As of December 31, 2011, we had $3,210 in cash. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the year ended December 31, 2011, expenses were paid by a principal shareholder in the amount of $33,076, and during the year ended

December 31, 2010, additional expenses paid by a principal shareholder totaled $49,692. The aggregate amount of $0 is outstanding as of December 31, 2011.  On or about December 15, 2011, an officer and principal shareholder of the Company cancelled notes payable in the amount of $243,191 and the related accrued interest in the amount of $144,317, as part of a change in control of our Company.  The cancellation was treated as a contribution to capital.

Net cash used by operating activities for the year ended December 31, 2011, was ($77,973) compared to ($49,302) in 2010.

Net cash used by investing activities for the year ended December 31, 2011, was $0, compared to $0, in 2010.

Net cash provided by financing activities for the year ended December 31, 2011, was $80,403 from proceeds from capital contribution of $170,625, proceeds from a related party of $33,076 and payments on related party notes payable of ($123,298), compared to $49,692 from a related party for the year ended December 31, 2010.

Results of Operations

For the 12 month periods ended December 31, 2011 and 2010

We had $7,352 in revenue in the year ended December 31, 2011, compared to $0 in revenue in the year ended December 31, 2010.  We had cost of goods sold of $900 for a gross profit of $6,452 for the year ended December 31, 2011, compared to $0 in cost of goods sold and $0 for gross profit for the year ended December 31, 2010.  General and administrative expenses were $51,837 for the December 31, 2011 period, compared to $0 for the December 31, 2010, period.  We had ($45,385) in loss from operations in the year ended December 31, 2011, compared to $0 in the December 31, 2010, period.  We had forgiveness of debt income of $6,430 and an interest expense of ($1,028) for the year ended December 31, 2011, compared to $0 for the year ended December 31, 2010, for a loss from continuing operations of ($39,983) for the year ended December 31, 2011, and $0 for the year ended December 31, 2010.  We had loss from discontinued operations of ($57,831) in the December 31, 2011 period, compared to ($107,749) in the December 31, 2010 period.  We had a net loss of ($97,814) for the December 31, 2011, period compared to a net loss of ($107,749) for the December 31, 2010, period.  Comparisons between years are not meaningful as the 2010 amounts are shown as discontinued operations.  See Note 8 to our consolidated audited financial statements that accompany this Annual Report for additional information.

On March 8, 2011, the Company discontinued its tanning salon operations, and retained assets to restructure its operating business to the purchase and sale of tanning equipment.  The Company decided to discontinue its tanning salon because of continuing losses, decreases in revenues and to pursue related opportunities that required less operating capital. Operations of the tanning salon have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued tanning salon business:

	Years Ended December 31,
	2011	2010
Revenue	$6,832	$35,783
General and administrative	(37,500)	(118,881)
Depreciation Expense	(593)	(2,641)
Interest Expense	(23,007)	(22,010)
Forgiveness of Debt Income	4,441	-
Gain (Loss) on Disposal of Assets of discontinued operations	(7,974)	-
Net income (loss)	$(57,831)	$(107,749)

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MCT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

MCT HOLDING CORPORATION AND SUBSIDIARIES

CONTENTS

     PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Consolidated Balance Sheets, December 31, 2011,

 and December 31, 2010

15

—

Consolidated Statements of Operations, for the

years ended December 31, 2011, and 2010

16

—

Consolidated Statement of Stockholders’ Equity (Deficit) for the

years ended December 31, 2011, and 2010

17

—

Consolidated Statements of Cash Flows, for the

years ended December 31, 2011, and 2010

18

—

Notes to Consolidated Financial Statements

19 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

MCT Holding Corporation

We have audited the accompanying consolidated balance sheets of MCT Holding Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related  consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCT Holding Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 6, 2012

MCT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash	$3,210	$780
Inventory	1,150	-
Total Current Assets	4,360	780

PROPERTY AND EQUIPMENT, net	-	8,567

OTHER ASSETS:
Rent Deposit	-	1,000
Total Other Assets	-	1,000
Total Assets	$4,360	$10,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,276	$18,297
Accounts payable - related party	-	75,006
Accrued expenses	-	1,778
Interest payable - related party	-	120,281
Notes payable - related party	-	333,413
Total Current Liabilities	3,276	548,775

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 640,200 shares issued and outstanding	641	641
Capital in excess of par value	616,204	(21,122)
Retained Deficit	(615,761)	(517,947)
Total Stockholders’ Equity (Deficit)	1,084	(538,428)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,360	$10,347

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010
REVENUE	$7,352	$-
COST OF GOODS SOLD	900	-

GROSS PROFIT	6,452	-

EXPENSES:
General and Administrative	51,837	-
Total Expenses	51,837	-
INCOME (LOSS) FROM OPERATIONS	(45,385)	-

OTHER INCOME (EXPENSE):
Forgiveness of Debt income	6,430
Interest income	-	-
Interest expense	(1,028)	-
Total Other Income (Expense)	5,402	-

LOSS BEFORE INCOME TAXES	(39,983)	-

CURRENT TAX EXPENSE	-	-
DEFERRED TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(39,983)	-

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Tanning Salon business (net of $0 in income taxes)	(49,857)	(107,749)
Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	(7,974)	-

LOSS FROM DISCONTINUED OPERATIONS	(57,831)	(107,749)
NET INCOME (LOSS)	$(97,814)	$(107,749)

INCOME (LOSS) PER COMMON SHARE
Continuing operations	$(0.06)	$(0.00)
Operations of discontinued Tanning Salon business	$(0.08)	$(0.17)
Gain(loss) on disposal of discontinued operations	$(0.01)	$(0.00)
Net Loss per Share	$(0.15)	$(0.17)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Capital in Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Deficit
BALANCE, December 31, 2008	-	-	640,200	$641	$(21,122)	$(410,198)

Net loss for the period ended December 31, 2010	-	-	-	-	-	(107,749)

BALANCE, December 31, 2010	-	-	640,200	641	(21,122)	(517,947)

Cancellation of Related Party Debt	-	-	-	-	466,701	-

Capital Contributions	-	-	-	-	170,625	-

Net loss for the period ended December 31, 2011	-	-	-	-	-	(97,814)

BALANCE, December 31, 2011	-	-	640,200	$641	$616,204	$(615,761)

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(97,814)	$(107,749)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	593	2,641
Loss on disposal of assets of discontinued operations	7,974	-
Gain on forgiveness of debt	(10,841)	-
Changes in assets and liabilities:
(Increase) Decrease in inventory	(1,150)	-
(Increase) Decrease in rent deposit	1,000	-
Increase (Decrease) in federal tax payable	-	25
(Increase) Decrease in prepaid taxes	-	435
Increase (Decrease) in accounts payable	(4,180)	12,785
Increase (Decrease) in accounts payable – related party	4,187	20,233
Increase (Decrease) in interest payable – related party	24,036	22,010
Increase (Decrease) in accrued expenses	(1,778)	318
Net Cash Provided (Used) by Operating Activities	(77,973)	(49,302)

Cash Flows From Investing Activities:
Payments to purchase property and equipment	-	-
Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from capital contributions	170,625	-
Proceeds from related party notes payable	33,076	49,692
Payment on related party notes payable	(123,298)	-
Net Cash Provided (Used) by Financing Activities	80,403	49,692
Net Increase (Decrease) in Cash	2,430	390

Cash at Beginning of Period	780	390
Cash at End of Period	$3,210	$780

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended December 31, 2011:

Related party payables in the amount of $466,701 were cancelled and treated as paid in capital.

For the period ended December 31, 2010:

None

The accompanying notes are an integral part of these financial statements.

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

On March 8, 2011 the Company discontinued operating as a tanning salon, and started to operate with a focus on selling and brokering new and used tanning equipment.

MCT Tan Incorporated (subsidiary) was organized under the laws of the State of Utah on December 15, 2011 as a wholly-owned subsidiary of the company.  On December 20, 2011 the name of the subsidiary was changed to MCT Distribution Incorporated.

On December 23, 2011, the Company incorporated another wholly-owned subsidiary.  No business operations have been commenced through this corporation.

Principles of Consolidation – The consolidated financial statements include the accounts of MCT Holding Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant inter-company transactions and balances have been eliminated in the consolidation.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment – Property and equipment are stated at cost. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.

Revenue Recognition – Revenue is recognized upon performance under a valid agreement with a fixed and determinable price and when collection is reasonably assured.

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  During the twelve months ended December 31, 2011 and 2010, respectively, advertising costs amounted to $0 and $695.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share”.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standard Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

The Company has no tax positions at December 31, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and December 31, 2010.

Reclassification – The financial statements for periods prior to December 31, 2011 have been reclassified to conform to the headings and classifications used in the December 31, 2011 financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at:

	December 31, 2011	December 31, 2010
Tanning equipment	$-	$135,542
Computer and office equipment	-	14,690

Less: accumulated depreciation	-	(141,665)

	$-	$8,567

 Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $593 and $2,641 respectively.

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2011 and December 31, 2010.

Common Stock – The Company has authorized 100,000,000 shares of common stock, $.001 par value.  In November 2004, in connection with its merger with Two Suns, the Company issued 600,000 shares of its previously authorized but unissued common stock.  The shares were issued for 100% of the members’ interest of Two Suns.

During 2006 the Company issued, through a private placement, 40,200 shares for cash of $67,000 or approximately $1.67 per share.

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 3 - CAPITAL STOCK [Continued]

During 2007 the Company issued, through a private placement, 12,000 shares for cash of $20,000 or $1.67 per share.

During 2008 the Company effected a three for one forward stock split making the total number of outstanding shares 640,200, at December 31, 2008. The financial statements have been restated for all periods presented, to reflect the stock split. The Company has 640,200 shares outstanding at December 31, 2011 and December 31, 2010.

During 2011 certain shareholders contributed additional capital to the Company in the amount of $170,625.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the periods ended December 31, 2011 and 2010.

Accounts Payable- The Company has no outstanding debt owed to officers, directors, and stockholders of the Company or entities related to them. During the year ended December 31, 2011 a shareholder cancelled accounts payable due to him in the amount of $79,193. This cancellation was shown as a capital contribution. At December 31, 2011 the payable was $0 and $75,006 at December 31, 2010.

Notes Payable- The Company has issued several promissory notes to officers, directors and shareholders of the Company or entities related to them.  The notes are unsecured, bear an interest rate of 7% per annum and are due and payable on demand.  At December 31, 2011, the accrued interest associated with the various notes was $0 and $120,281 at December 31, 2010. An officer and shareholder of the company cancelled notes payable in the amount of $243,191and the related accrued interest in the amount of $144,317. The cancellation was treated as a contribution to capital.

The Company has the following related party note payable obligations:

	December 31, 2011	December 31, 2010
Related Party notes payable due on demand accruing interest at 7% per annum	$-	$333,413

Total	$-	$333,413

Change in Control – On December 15, 2011 certain shareholders entered into an independent third party agreement to sell a majority of their stock. This sale created a change in control of the Company.

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740.  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31	December 31
	2011	2010
Deferred tax assets:
Depreciable assets	$ -	$ (47)
Net operating loss carryforward	9,322	53,037
Accounts Payable	631	41,457
Chartable Contribution Carryover	5	5
Less valuation allowance	(9,958)	(94,452)
	$ -	$ -
Recorded as follows:
Current asset	$ -	$ -
Current liability	-	-

	$ -	$ -

At December 31, 2011, the Company has a net operating loss carryover of approximately $48,000 available to offset future taxable income and which begins expiring in 2031. Due to a change in control of the Company in December 2011, the Company will not be able to utilize prior net operating loss carryovers. If there are future substantial changes in the Company’s ownership, there may be additional limitations on the amount of net operating loss carryovers that can be utilized.

All tax years starting with 2008 are open for examination.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At December 31, 2011, the Company has recorded a valuation allowance of approximately $10,000 to fully offset the deferred tax asset. The reduction in the valuation allowance for the period ended December 31, 2011 is approximately $84,500.

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended December 31, 2011 and 2010 is as follows:

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 5 – INCOME TAXES [Continued]

	December 31,
	2011	2010

Federal provision at statutory rate	15.00%	15.00%
State income tax net of federal tax benefit	4.25	4.25
Cancellation of related party accruals	(43.99)	-
Limitation of prior NOL carryovers	(62.35)	-
Other	.71	.63
Change in valuation allowance	86.38	(19.88)

Effective tax rate	0.00%	0.00%

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Years Ended
	December 31,
	2011	2010

Loss from continuing operations (numerator)	$ (39,983)	$ -

Loss from discontinued operations (numerator)	$ (49,857)	$ (107,749)

Gain (Loss) on disposal of discontinued operations (numerator)	$ (7,974)	$ -

Loss available to common shareholders (numerator)	$ (97,814)	$ (107,749)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	640,200	640,200

Diluted loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – DISCONTINUED OPERATIONS

On March 8, 2011, the Company discontinued its tanning salon operations, and retained assets to restructure its operating business to the purchase and sale of tanning equipment.  The Company decided to discontinue its tanning salon because of continuing losses and decreases in revenues, and to pursue other opportunities. Operations of the tanning salon have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued tanning salon business:

MCT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 – DISCONTINUED OPERATIONS [Continued]

	Years Ended December 31,
	2011	2010
Revenue	$6,832	$35,783
General and administrative	(37,500)	(118,881)
Depreciation Expense	(593)	(2,641)
Interest Expense	(23,007)	(22,010)
Forgiveness of Debt Income	4,411	-
Gain (Loss) on Disposal of Assets of discontinued operations	(7,974)	-
Net income (loss)	$(57,831)	$(107,749)

NOTE 9 – INVENTORY

Inventories, consisting primarily of tanning beds and tanning equipment, are stated at the lower of cost or market, with cost determined using primarily specific identification.

On March 8, 2011 after discontinuing the tanning salon operations, the assets were moved into the Company’s new operation which consists of the sales of new and used tanning equipment. The equipment moved into inventory consisted of 8 tanning beds with a historical cost of $72,977 that have been fully depreciated.

On June 30, 2011, upon evaluating the assets moved into the Company’s inventory, the Company determined the items were unsellable and disposed of or sold all items, not mentioned in the following paragraph.

As of December 31, 2011, 3 tanning booths remained in inventory with a historical value of $1,150. As of December 31, 2010 the Company had no inventory.

NOTE 10 – OPERATING LEASE

Rental Agreement – The Company entered into an office lease for 1,614 square feet that expires July 31, 2012. The lease provides for a five year renewal option. Rent expense for the years ended December 31, 2011 and 2010 was $11,198 and $16,409, respectively. During 2011 this lease was terminated. In December of 2011 the Company entered into a Settlement Agreement with the lessor wherein the lease payable of $15,841 was settled for $5,000 creating forgiveness of debt income of $10,841.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Treasurer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Travis T. Jenson	President Director	December 15, 2011	*
Lindsey Hailstone	Secretary, Treasurer and Director	October 29, 2004	*

*

Presently serve in the capacities indicated.

Background and Business Experience

Travis T. Jenson, President and Director.  Mr. Jenson is 39 years old.  He graduated with honors from Westminster College in Salt Lake City, Utah, in 1995, with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and business and financial consulting firm (“Jenson Services”).  Mr. Jenson has also served on the boards of directors of a number of publicly and privately held companies.  Mr. Jenson is the President and a director of Jenson Services.

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

Involvement in Other Public Companies Registered Under the Exchange Act

Travis T. Jenson is also the President and a director of TC X Calibur, Inc., a Nevada corporation, which is a “reporting issuer” under Section 13 of the Exchange Act and a director in City Media, Inc., a Utah corporation, which is also a “reporting issuer” under Section 13 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

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

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding common stock are subject to the provisions of Section 16(a) thereof, which requires each to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  All reports required to be filed under Section 16(a) have been filed for the years ended December 31, 2011 and 2010.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about March 30, 2009. Our Code of Ethics was filed as an Exhibit to our Annual Report on Form 10-K of the SEC for the year ended December 31, 2008, in Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only two directors and executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because we have only two directors and executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

Management Compensation

During the past three years, no director or executive officer has received any compensation for services rendered.

Outstanding Equity Awards

During the past three years, no director or executive officer or any other person has been granted any stock option, pension, incentive or equity award or any similar award.

Compensation of Directors

During the past three years, no director or executive officer has received any compensation for services rendered.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more  of our common stock as of the date of this Annual Report.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common Stock	Travis T. Jenson 4685 S. Highland Drive, Suite #202 SLC, UT 84117	168,550 shares(1)(2)(3)	26.3%
Common Stock	Lisa J. Howells 9706 Ruskin Circle, Sandy, UT 84092	168,550 shares(1)(2)(4)	26.3%
Common Stock	Leonard W. Burningham, Esq. 455 East 500 South, Suite 205 Salt Lake City, Utah 84111	124,800 shares(1)(5)	19.49%
Total		461,900 shares	85.10%

(1)

Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(2)

These shares were as described under the heading “Change in Control” of the heading “Material Developments in 2011” of the caption “Business Development” of Item 1. Business.

(3)

These shares include 150 shares that are owned by Mr. Jenson’s wife and which can be deemed to be beneficially owned by Mr. Jenson.

(4)

These shares include 300 shares which are held in a partnership of which Ms. Howells is the general partner.

(5)

These shares include 4,800 shares that are owned by Mr. Burningham’s wife and son and which can be deemed to be beneficially owned by Mr. Burningham.  Mr. Burningham disaffirms that he is an “affiliate” of the Company.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common Stock	Travis T. Jenson 4685 S. Highland Drive, Suite #202 SLC, UT 84117	168,550 shares(2)	26.3%
Common Stock	Lindsey Hailstone 2624 Canterbury Lane SLC, UT 84121	5,000 shares	.0078%
Total		173,550 shares	27.1%

(1)

Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

 (2)

These shares include 150 shares that are owned by Mr. Jenson’s wife and which can be deemed to be beneficially owned by Mr. Jenson.

Changes in Control

On December 15, 2011, Travis T. Jenson and Lisa J. Howells acquired 336,200 shares or approximately 65.6% of our outstanding common stock, 168,100 shares each, from two of our directors and executive officers.  The total purchase price of the shares was $214,500, paid from the respective personal resources of Mr. Jenson and Ms. Howells.  The Stock Purchase Agreement regarding this purchase and sale required the settlement and payment of all of our debts, amounting to $627,472 at September 30, 2011, out of the purchase price, with indemnification of us and the purchasers from and against any such liabilities.  $25,000 of the purchase price was also reserved for payment of any of our additional expenses through December 31, 2011, and to pay all accounting, auditing and related expenses required for this Annual Report. Travis T. Jenson became our President and a director on closing, with one of our directors and executive officers resigning and one continuing.  Additional information about this change in control can be found in our 8-K Current Report dated December 15, 2011, which was filed with the SEC on December 15, 2011, and in Part III, Item 13.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

During the year ended December 31, 2011, expenses were paid by our former President, a director and a principal shareholder, David C. Merrell, in the amount of $33,076, and during the year ended December 31, 2010, additional expenses paid by Mr. Merrell totaled $49,692. The aggregate amount of $0 is outstanding as of December 31, 2011.  On or about December 15, 2011, as described in the heading “Change in Control” of Part III, Item 12, above, Mr. Merrell cancelled notes payable by us in the amount of $243,191 and the related accrued interest in the amount of $144,317.  The cancellation of these notes payable was treated as a contribution to capital.  $25,000 of the purchase price payable to Mr. Merrell under the Stock Purchase Agreement regarding the change in control was also reserved for payment of any of our additional expenses through December 31, 2011, and to pay all accounting, auditing and related expenses required for this Annual Report. $4,000 was also contributed to the capital of our new Utah wholly-owned subsidiary by Mr. Merrell, who acts as an independent consultant in connection with the purchase, sale and marketing of our tanning equipment. Mr. Merrell is not a shareholder of the Utah wholly-owned subsidiary.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$14,300	$14,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$14,300	$14,000

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Articles of Merger between us and Two Suns, LLC, a Utah Limited Liability company**
3.2	Articles of Incorporation filed November 10, 2004**
3.3	Bylaws**
3.3a	Amended Bylaws***
10.1	Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
10.2	First Amendment to Willow Creek Shopping Center Lease by and among Ream Fiesta Village, LTD, and Two Suns, L.L.C.*
10.3	Assignment
10.4	Lease Termination Agreement
14	Code of Ethics**
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document****
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.SCH	XBRL Taxonomy Extension Schema Document****
*	Referenced only for additional information from our initially filed Form 10
**	Filed with our Annual Report for the year ended December 31, 2008
***	Filed with our Annual Report for the year ended December 31, 2010
****

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCT HOLDING CORPORATION

Date:	March 12, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MCT HOLDING CORPORATION

Date:	March 12, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson
President and Director

Date:	March 12, 2012	By:	/s/Lindsey Hailstone
Lindsey Hailstone
Secretary/Treasurer and Director