Form 10-Q
period 2012-03-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2012-05-15
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number  000-53390

Dakota Plains Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2543857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Grove Lane East Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 473-9950

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 14, 2012, the registrant had 40,040,796 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS

	March 31, 2012	December 31, 2011
CURRENT ASSETS
Cash and Cash Equivalents	$2,070,133	$1,753,665
Prepaid Expenses	139,698	16,756
Deferred Tax Asset	11,799,000	2,307,000
Total Current Assets	14,008,831	4,077,421

PROPERTY AND EQUIPMENT
Land	1,056,776	1,053,576
Site Development	2,329,660	2,329,660
Other Property and Equipment	44,120	42,075
Total Property and Equipment	3,430,556	3,425,311
Less - Accumulated Depreciation	300,737	259,520
Total Property and Equipment, Net	3,129,819	3,165,791

PREFERRED DIVIDEND RECEIVABLE	442,466	317,808

INVESTMENT IN DPTS MARKETING LLC	13,760,640	11,996,571

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	2,994,441	2,890,280

Total Assets	$34,336,197	$22,447,871

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$485,000	$32,616
Accrued Expenses	10,330	80,661
Derivative Liability	32,851,800	5,540,000
Deferred Rental Income	125,164	125,164
Promissory Notes	9,000,000	—
Total Current Liabilities	42,472,294	5,778,441

LONG-TERM LIABILITIES
Promissory Notes	—	9,000,000
Deferred Rental Income	93,873	125,163
Deferred Tax Liability	474,000	460,000
Total Long-Term Liabilities	567,873	9,585,163

Total Liabilities	43,040,167	15,363,604

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock, Par Value $.001; 100,000,000 Authorized, 40,040,796 and 37,014,018 outstanding, respectively	40,041	37,014
Additional Paid-In Capital	10,236,655	10,158,044
Accumulated Deficit	(18,980,666)	(3,110,791)
Total Stockholders’ Equity (Deficit)	(8,703,970)	7,084,267

Total Liabilities and Stockholders’ Equity (Deficit)	$34,336,197	$22,447,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
REVENUES
Rental Income - Related Party	$80,279	$77,202

OPERATING EXPENSES
General and Administrative Expense	759,452	1,630,154
Depreciation and Amortization	41,217	38,482
Total Operating Expenses	800,669	1,668,636

LOSS FROM OPERATIONS	(720,390)	(1,591,434)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	1,066,632	780,075
Income from Investment in DPTS Marketing, LLC	1,888,727	—
Interest Expense (Net of Interest Income)	(27,580,244)	(291,899)
Total Other Income (Expense)	(24,624,885)	488,176

LOSS BEFORE INCOME TAXES	(25,345,275)	(1,103,258)

INCOME TAX BENEFIT	(9,475,400)	(433,000)

NET LOSS	$(15,869,875)	$(670,258)

Net Loss Per Common Share – Basic and Diluted	$(0.43)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	37,237,143	33,133,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,869,875)	$(670,258)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	41,217	38,482
Amortization of Debt Discount	—	224,470
Loss on Derivative Liability	27,311,800	—
Deferred Income Taxes	(9,478,000)	(433,000)
Issuance of Common Stock for Consulting Fees	—	1,550,000
Increase in Deferred Rental Income	(31,290)	(40,523)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(1,066,632)	(780,075)
Income from Investment in DPTS Marketing, LLC	(1,888,727)	—
Noncash Rental Income	(20,247)	(20,247)
Share-based Compensation	81,638	18,503
Changes in Working Capital and Other Items:
Increase in Prepaid Expenses	(122,942)	—
Increase in Accounts Payable	450,338	—
Increase (Decrease) in Accrued Expenses	(70,331)	35,675
Increase in Deferred Rental Income	—	12,310
Net Cash Used In Operating Activities	(663,051)	(64,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(3,199)	(2,319)
Cash Received from Dakota Petroleum Transport Solutions, LLC	982,718	258,676
Net Cash Provided by Investing Activities	979,519	256,357

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	3,187,500
Proceeds from Exercise of Warrants	—	14,250
Cash Dividend Paid	—	(1,941,632)
Proceeds from Senior Promissory Notes	—	3,500,000
Net Cash Provided by Financing Activities	—	4,760,118

NET INCREASE IN CASH AND CASH EQUIVALENTS	316,468	4,951,812

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,753,665	575,290

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,070,133	$5,527,102

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$268,515	$32,219
Cash Paid During the Period for Income Taxes	$2,600	$—

Non-Cash Financing and Investing Activities:
Payment of Consulting Fees through Issuance of Common Stock	$—	$1,550,000
Preferred Dividend Receivable	$124,658	$—
Purchase of Property and Equipment Paid Subsequent to Period End	$32,846	$—
Fair Value of Warrants Issued for Debt Issuance Costs	$—	$1,346,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2012

1.	Organization and Nature of Business

On March 22, 2012, Dakota Plains Holdings, Inc., formerly known as MCT Holding Corporation (“DP” or our “Company”), Dakota Plains, Inc., a Minnesota corporation engaged in the crude oil transportation business (“Dakota Plains”), and DP Acquisition Corporation, a Minnesota corporation (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into Dakota Plains (the “Initial Merger”), the separate corporate existence of the Merger Subsidiary ceased, and Dakota Plains continued as the surviving corporation and as a wholly owned subsidiary of our Company. See Note 11 for details of the Initial Merger.

Dakota Plains, Inc. (formerly Dakota Plains Transport, Inc.) was formed in November 2008 for the purpose of owning and operating a transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

The Company is governed by a board of directors and managed by its officers.

Dakota Plains Marketing, LLC (“DPM”), a wholly owned subsidiary of the Company was formed in April 2011 primarily to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons.

In December 2011, Dakota Plains transferred substantially all of its assets and liabilities, excluding its equity interests in its wholly owned subsidiaries and its real property, to Dakota Plains Transloading, LLC (“DPT”). DPT is a wholly owned subsidiary of the Company that was formed in April 2011. The purpose of DPT is to participate in the ownership and operation of the transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2011, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2011. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Presentation of Comprehensive Income

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05). The guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders’ equity. The standard will allow the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12). The FASB indefinitely deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The standard, except for the portion that was indefinitely deferred, is effective for the Company on January 1, 2012, and must be applied retrospectively. On January 1, 2012, the Company adopted this standard on disclosure and it did not impact the Company’s results of operations, financial position or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The standard generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy. Additionally, the standard includes changes on topics such as measuring fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This standard is effective for the Company on January 1, 2012. The standard will require additional disclosures, but it will not impact the Company’s results of operations, financial position or cash flows. On January 1, 2012, the Company adopted this standard on disclosure and it did not impact the Company’s results of operations, financial position or cash flows.

Going Concern

As of March 31, 2012 we had cash and cash equivalents of approximately $2.1 million and our accounts payable and accrued expenses were approximately $495,000. In addition, we have $9.0 million aggregate principal amount of promissory notes due March 1, 2013 outstanding. Based on elections received by us from holders of the outstanding promissory notes as of May 14, 2012 we expect to issue at least $26.5 million aggregate principal amount of promissory notes to satisfy a portion of the additional payment due under the outstanding promissory notes. The additional promissory notes will mature one year after their date of issue, which may be as early as April 2013.

In March 2012, we mutually agreed with our joint venture partner to suspend the monthly regular distributions by the transloading joint venture, in order to retain cash for planned capital expenditures by the transloading joint venture through the end of 2012. We also expect that the marketing joint venture will not provide a priority cash distribution during 2012. As a result of the payments due under our outstanding promissory notes, we expect to have significant cash requirements in the next twelve months. We will need to secure financing through the capital markets, or otherwise, in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to our ability to continue as a going concern.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture and 50% owned DPTS Marketing LLC (“DPTSM”) joint venture. DPTS and DPTSM have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements. The Company’s share of the joint ventures’ operating results for each reporting period are adjusted for the Company’s share of intercompany transactions. Such transactions primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting.

The Company follows applicable authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary are recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates its equity investments for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investments for a period of time sufficient to allow for any anticipated recovery.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds. The Company’s cash positions represent assets held in checking and money market accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits. The Company believes this risk of loss is minimal.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site development	15 years
Other Property and Equipment	3 - 5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $41,217 and $38,482 for the three months ended March 31, 2012 and 2011, respectively.

Impairment

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment identified at March 31, 2012 and December 31, 2011.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of March 31, 2012 and December 31, 2011.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its condensed consolidated balance sheet.

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For restricted stock grants the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted earnings per share. As the Company had a loss for the three month periods ended March 31, 2012 and 2011, the potentially dilutive shares are anti-dilutive and thus not added into the earnings per share calculation.

As of March 31, 2012, there were (i) 530,000 shares of restricted stock that were issued and vest in 2013 and represent potentially dilutive shares; (ii) 1,000,000 stock warrants that were issued and presently exercisable and represent potentially dilutive shares, which have an exercise price of $0.285; (iii) 700,000 stock warrants that were granted but are not presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50 and vest in 2013; (iv) 250,000 stock options that were issued and presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50.

Fair Value Measures

The Company measures fair value using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

Level 1 – Quoted market prices in active markets that are accessible at measurement date for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such significant estimates include recoverability of property and equipment and equity investments, depreciable lives for property and equipment and accounting for income taxes. Actual results may differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Joint Ventures

Dakota Petroleum Transport Solutions, LLC

On November 9, 2009, the Company entered into a joint venture with Petroleum Transport Solutions, LLC (“PTS”). The Company and PTS each own 50% of the outstanding member units of Dakota Petroleum Transport Solutions, LLC. The joint venture was formed to engage in the acquisition, construction and operation of a petroleum transloading facility in New Town, North Dakota (“Transloading Facility”). In December 2011, the Company transferred its interest in this joint venture to DPT.

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding.

As part of the joint venture agreement the Company will own the Transloading Facility and the equipment acquired and lease the property to Dakota Petroleum Transport Solutions, LLC.

The operations of the Transloading Facility commenced in November 2009. Under provisions of the member control agreement the profits and losses of Dakota Petroleum Transport Solutions, LLC are split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

Dakota Petroleum Transport Solutions, LLC will exist for an initial term expiring December 31, 2013 and the term shall automatically extend in two-year renewal periods unless and until terminated. Dakota Petroleum Transport Solutions, LLC can be terminated by written agreement signed by all members or at the completion of any term if written notice of termination is delivered by one member to the other member at least 90 days prior to the end of such term.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in Dakota Petroleum Transport Solutions, LLC on its condensed consolidated balance sheet.

Supplemental Agreement

In September 2010, the Company entered into a Supplemental Agreement to the Dakota Petroleum Transport Solutions, LLC member control agreement (“Supplemental Agreement”). The purpose of the Supplemental Agreement was to obtain access to site improvements and certain additional transloading equipment necessary to fulfill certain transloading contracts. Under this Supplemental Agreement the Company agreed to provide funds for the site improvements. The total costs incurred for these site improvements were $1,320,747. These costs have been capitalized as property and equipment on the Company’s condensed consolidated balance sheet.

As part of the Supplemental Agreement, PTS was required to pay all costs for the acquisition of four new transloaders. The total cost of these transloaders was $658,012, with an estimated residual value of $131,602 at the end of the initial Agreement term.

The Company is recognizing rental income of $6,749 per month through December 31, 2013 to reflect the economics of the $526,410 of costs incurred. Rental income related to these costs incurred was $20,247 for the three months ended March 31, 2012 and 2011. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of March 31, 2012 the Company has been reimbursed the full $794,337 of additional expenditures related to the Supplemental Agreement.

The Company will report the $397,169, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $397,168 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. Rental income related to the Supplemental Agreement was $31,292 and $28,214 for the three month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company has received $219,036 and $250,327 in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the condensed consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There are no future lease payments receivable related to this agreement as of March 31, 2012.

The unaudited financial statements of Dakota Petroleum Transport Solutions, LLC are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Sales	$3,817,864	$2,162,101
Net Earnings	1,972,704	1,405,746
Company’s Share of Equity in Net Earnings	986,352	702,873

	March 31,	December 31,
	2012	2011
Total Assets	$7,380,871	$6,820,137
Total Liabilities	953,917	519,761
Share of Equity in Net Assets	3,213,476	3,150,188

The differences between the Company’s share of equity in the net assets of DPTS and the investment in DPTS as shown on the condensed consolidated balance sheet is due to 50% of the deferred rental income entered into with DPTS being eliminated through the investment in DPTS. Since 50% of the rental income received from DPTS is eliminated and reported through income from DPTS on the Company’s condensed consolidated statements of operations, 50% of the deferred rental income received under the terms of the lease agreements is eliminated against the investment in DPTS.

DPTS Marketing LLC

The Company, through its wholly owned subsidiary Dakota Plains Marketing LLC, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTS Marketing LLC. The joint venture was formed to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or Persons and to conduct trading activities.

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. The Company made its Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At March 31, 2012 and December 31, 2011, the Company reported a preferred dividend receivable of $442,466 and $317,808, respectively, on its condensed consolidated balance sheet. The Company has received no payments from DPTS Marketing LLC as of March 31, 2012.

The operations of DPTS Marketing LLC commenced in May 2011. Under provisions of the member control agreement the profits and losses of DPTS Marketing LLC will be split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

DPTS Marketing LLC will exist for an initial term expiring December 31, 2018 and the term shall automatically extend in two-year renewal periods unless and until terminated. DPTS Marketing LLC can be terminated by written agreement signed by all members or at the completion of any term if written notice of termination is delivered by one member to the other member at least 90 days prior to the end of such term.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its condensed consolidated balance sheet.

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Sales	$7,744,676	$—
Net Earnings	3,777,453	—
Company’s Share of Equity in Net Earnings	1,888,727	—

	March 31,	December 31,
	2012	2011
Total Assets	$33,829,155	$26,813,607
Total Liabilities	6,307,875	2,820,465
Share of Equity in Net Assets	13,760,640	11,996,571

4.	Lease Agreement

In November 2009, the Company entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3). Under the agreement with Dakota Petroleum Transport Solutions, LLC the Company will receive monthly lease payments of $19,161 for the duration of Dakota Petroleum Transport Solutions, LLC. The agreement includes provisions which allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and the Transloading Facility. Dakota Petroleum Transport Solutions, LLC is responsible for all personal property and real property taxes upon the alterations and trade fixtures on the premises and the property during the term of the lease. The lessee is responsible for all costs and expenses to perform all maintenance and repair of the premises, and to acquire expansion, improvements or additions to the premises. The lessee is also responsible for payment of all utilities and other miscellaneous expenses during the term of the lease agreement.

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the three months ended March 31, 2012 and 2011, $28,742 of the $57,483 in rent payments was recognized as rental income and $28,741 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

5.	Preferred and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of March 31, 2012 and 2011.

6.	Stock-Based Compensation and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This standard requires the Company to record an expense associated with the fair value of the stock-based compensation. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected volatility. For warrants and options granted to employees and directors, the Company uses the simplified method to determine the expected term of the warrants and options due to the lack of sufficient historical data. Changes in these assumptions can materially affect the fair value estimate. The fair value of the warrants and options are recognized as compensation or interest expense over the vesting term.

Warrants

Prior to the Initial Merger described in Note 1, the Company had 3,450,000 outstanding warrants that were exercisable at $0.285 per share of common stock. On March 26, 2012, 2,450,000 of these warrants were exercised. The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 63,420 shares of the Company’s common stock.

The table below reflects the status of warrants outstanding at March 31, 2012:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016

April 5, 2011	100,000	$2.50	April 5, 2016
	1,700,000

Outstanding Warrants

•	No warrants were forfeited or expired during the three month period ended March 31, 2012.

•

The Company recorded general and administrative expense of $16,794 related to these warrants for the three month period ended March 31, 2012. The Company will recognize $65,000 of compensation expense in future periods relating to warrants that have been granted as of March 31, 2012.

•	There are 1,000,000 warrants that are exercisable at March 31, 2012.

•	2,450,000 warrants were exercised during the three month period ended March 31, 2012.

Stock Options

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the three month period ended March 31, 2012:

•	No options were exercised or forfeited in the three month period ended March 31, 2012.

•	No options expired during the three month period ended March 31, 2012.

•	Options covering 250,000 shares are exercisable and outstanding at March 31, 2012.

•

There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of March 31, 2012, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at March 31, 2012.

Restricted Stock Awards

There were no restricted shares of common stock issued in the three month period ended March 31, 2012. Restricted shares issued in 2011 vest over various terms with all restricted shares vesting no later than April 5, 2013. As of March 31, 2012, there was approximately $245,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $64,844 and $16,146 for the three month periods ended March 31, 2012 and 2011, respectively, related to restricted share grants.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three month period ended March 31, 2012:

	Three Month Period Ended March 31, 2012
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	550,000	$1.02
Shares Granted	—	$—
Lapse of Restrictions	20,000	$2.13
Restricted Shares Outstanding at March 31, 2012	530,000	$.98

7.    Promissory Notes

On November 1, 2011 the Company entered into an Exchange and Loan Agreement (“Agreement”) with the holders of the senior and junior promissory notes (“Old Notes”). As part of the Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes and extend the term of the promissory notes.

The new promissory notes bear interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter beginning December 31, 2011. The promissory notes are unsecured and mature on March 1, 2013. The Company may pre-pay the promissory notes in whole or in part without penalty or premium and without prior written consent at any time after the occurrence of a Public Listing as defined in the Agreement.

Pursuant to the Agreement, the Company, at its discretion on or before November 1, 2012, may require certain holders of the new promissory notes to lend to the Company, in a single draw, up to an aggregate of $5.5 million in proportion to the principal amount of such holders’ existing new promissory notes. The supplemental notes, if issued, would bear 18% simple annual interest and would mature one year after the date of issuance. If supplemental notes are issued, each holder of the supplemental notes will also receive a warrant to purchase at the strike price (volume weighted average closing price of the Company’s common stock over the twenty trading days after the supplemental notes are issued) a number of shares of the Company’s common stock equal to the quotient of the 50% of the principal amount of the supplemental note divided by $1.00. The warrant would be exercisable at any time during the period that is ten years after the date the supplemental notes are issued at a per share exercise price equal to the volume-weighted average closing price of the Company’s common stock over the twenty trading days after the date the supplemental notes are issued. The Company has not borrowed any additional amounts under this provision as of March 31, 2012.

The new promissory notes include an additional payment provision similar to the additional payment provision included in the promissory notes issued by Dakota Plains, Inc. in April 2011, which were exchanged for the new promissory notes. The additional payment provision provides that upon Public Listing of the Company if the initial trading price, as defined in the Agreement, exceeds $2.50, then the holder will be entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes may elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. The additional payment due to the holders of the notes under this provision is $32,851,800.

Derivative Liability

The additional payment provision in the new promissory notes is considered an embedded derivative. This embedded derivative is reported as a current liability on the Company’s condensed consolidated balance sheet at fair value. The total fair value of the embedded derivative at December 31, 2011 was calculated using the Monte Carlo Simulation valuation model based on factors present at the date valued.

The embedded derivative is carried at its fair value on the condensed consolidated balance sheet and is revalued at the end of each period. As of March 31, 2012 the fair value of the embedded derivative was $32,851,800. The fair value of the embedded derivative at March 31, 2012 was calculated utilizing the actual factors that will be used to calculate the additional payment amount. The increase in the fair value of the embedded derivative, $27,311,800, was recorded as interest expense on the condensed consolidated statement of operations.

8.    Income Taxes

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax benefit for the three month periods ended March 31, 2012, and 2011 consists of the following:

	Three Months Ended March 31,
	2012	2011
Current Income Taxes	$2,600	$—

Deferred Income Taxes
Federal	(8,647,000)	(375,000)
State	(831,000)	(58,000)

Total Benefit	$(9,475,400)	$(433,000)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three month periods ended March 31, 2012 and 2011, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 relating to unrecognized benefits.

The 2011 and 2010 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

9.    Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, trade receivables, accounts payable and promissory notes approximate fair value because of their immediate or short-term maturities.

10.    Fair Value

FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820-10-55 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value of hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the consolidated balance sheet as of March 31, 2012.

	Fair Value Measurements at March 31, 2012 Using

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liability – Current Liability	$(32,851,800)	$—	$—

Level 1 liability consists of an embedded derivative included in the new promissory notes issued on November 1, 2011 (see Note 7). The derivative liability transferred from a Level 3 financial liability at December 31, 2011 to a Level 1 financial liability at March 31, 2012. The fair value of the derivative liability was calculated on December 31, 2011 using the Monte Carlo simulation valuation method that utilizes unobservable inputs that are supported by little or no market activity and that are significant to the fair value and less observable from objective sources. At March 31, 2012, the fair value of the derivative liability was calculated using actual observable market data and a known formula calculation per the promissory notes which are significant observables and one of which is based on an active market (see Note 7).

The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Liabilities
Balance at December 31, 2011	$(5,540,000)
Transfer to Level 1	5,540,000
Balance at March 31, 2012	$—

11.   Merger Agreement

As of March 22, 2012, the issued and outstanding common stock of Dakota Plains before the Initial Merger was converted into the right to receive an aggregate of 37,014,018 shares of our Company’s common stock, all of which are “restricted securities” under Rule 144. Of those shares, 530,000 are restricted shares of our Company’s common stock issued under certain Employment Agreements in exchange for 530,000 shares of similarly restricted Dakota Plains’ common stock. In addition, the outstanding options issued by Dakota Plains before the Initial Merger were converted into options to purchase an aggregate of 250,000 shares of our Company’s common stock and the outstanding warrants issued by Dakota Plains before the Initial Merger were converted into warrants to purchase an aggregate of 4,150,000 shares of our Company’s common stock. The shareholders of our Company before the Initial Merger retained 640,200 shares of common stock, representing approximately 1.7% of our outstanding shares of common stock immediately after the Initial Merger.

As of March 23, 2012, Dakota Plains Holdings, Inc., the surviving corporation from the Initial Merger and then a wholly owned subsidiary of our Company, merged with and into MCT Holding Corporation (the “Second Merger”). Pursuant to the plan of merger governing the Second Merger, our Company changed its name from “MCT Holding Corporation” to “Dakota Plains Holdings, Inc.”

12.   Subsequent Events

As of May 14, 2012, the Company has received elections from 91% of the note holders representing $8.5 million aggregate principal amount of the outstanding promissory notes. Based on these elections the company will issue at a minimum 1,140,688 shares of common stock in the second quarter of 2012 and issue a minimum of $26,463,950 aggregate principal amount of additional promissory notes that mature in 2013 .

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (SEC) on March 23, 2012.

Forward-Looking Statements

          This report contains “forward-looking statements” within the meaning of the federal securities laws. Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words.

          Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the Current Report on Form 8-K filed with the SEC on March 23, 2012.

          All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Overview

          We are principally focused on developing and owning transloading facilities, marketing and transporting crude oil and related products within the Williston Basin oil fields. We compete through our joint ventures by providing our customers with value-added benefits, including a full-service transloading facility, competitive pricing and an optimal geographic location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, we have a transloading entity and a marketing entity, each of which is organized in the form of a limited liability company of which we hold a 50% membership interest.

          Our Company owns a transloading facility located in New Town, North Dakota. In November 2009, we entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC, the transloading joint venture in which our wholly owned subsidiary owns a 50% ownership interest. Under the lease, our Company receives monthly lease payments from the transloading joint venture through December 31, 2013. The agreement includes provisions that allow us to collect additional rents if we incur certain additional costs related to the equipment and transloading facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located on the transloading facility that it leases from our Company. Currently, crude oil is transloaded from semi-trailer trucks owned and operated by third parties into tank railcars through a mobile transloader. Using this method, our site has the capacity to transload approximately 50,000 barrels per day.

          DPTS Marketing, LLC, the marketing joint venture in which our wholly owned subisdiary owns a 50% ownership interest, purchases barrels of crude oil from well operators at the wellhead and from first purchasers delivering to our crude by rail facility. We then coordinate the transportation of the purchased crude oil to a purchaser at a location determined by the purchaser. Potential purchasers include; storage facilities, blending facilities, distributors and refineries. The following reflects a step-by-step process on how the marketing business operates:

1.	The marketing joint venture enters into a purchase and sale agreement with a producer or first purchaser.

2.

During the contracted month the marketing joint venture sends a third party trucking company to pick up the barrels from certain wellhead locations specified by the producer, or receives the barrels delivered in New Town.

3.

As specified in the purchase and sale agreement, title to the oil transfers from the producer (seller) to DPTS Marketing (purchaser) at the time it passes through the truck’s flange at the well or at our crude by rail site.

4.	The oil is transported by truck to our transloading facility where it is transferred from the truck to a railcar.

5.

Canadian Pacific then picks up the oil at our transloading facility in New Town, North Dakota and delivers it to several locations using arrangements with other class 1 and short line railroads; where DPTS Marketing sells the oil to its final customer.

Current Business Drivers

          As reported by the USGS, the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date for a production plateau is between the years of 2022 to 2024.

          The prices at which crude oil trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

•	domestic and foreign demand for crude oil by both refineries and end users;
•	the introduction of alternative forms of fuel to replace or compete with crude oil;
•	domestic and foreign reserves and supply of crude oil;
•	competitive measures implemented by our competitors and domestic and foreign governmental bodies;
•

political climates in nations that traditionally produce and export significant quantities of crude oil (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;

•	weather conditions; and
•	domestic and foreign economic volatility and stability.

          Lack of capacity within the trunk pipelines is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

          Our Company experienced a net loss of $15.9 million for the quarter ended March 31, 2012 compared to a net loss of $670,000 for the quarter ended March 31, 2011. The net loss was mainly driven by the expense related to the period change in fair value of the embedded derivative resulting from the additional payment provision in our outstanding promissory notes that mature in 2013. The increase was recorded as interest expense. General and administrative expense decreased by approximately $871,000 compared to the first quarter of 2011, primarily reflecting increased expenses relating to share based compensation to consultants during the three months ended March 31, 2011. Income from our wholly owned subsidiaries’ investments in the transloading and marketing joint ventures increased to $1.1 million and $1.9 million, respectively, as compared to $780,000 from the transloading joint venture during the same period in 2011. The marketing joint venture was not operational during the first quarter of 2011. We also recognized rental income of $80,000 in the quarter ended March 31, 2012 compared to $77,000 in the quarter ended March 31, 2011.

          We estimate that the embedded derivative related to the additional payment due under the outstanding promissory notes had a fair value of approximately $32.8 million as of March 31, 2012, representing a $27.3 million increase during the first quarter of 2012. Our predecessor entity, Dakota Plains, Inc., engaged an independent valuation firm to assess the fair value of the embedded derivative in connection with the preparation of its year-end financial statements, which resulted in an estimated fair value of $5,540,000 as of December 31, 2011 (the valuation utilized an assumed stock price of approximately $4.00, which was the share price of Dakota Plains, Inc. last private equity raise). This increase was due to a substantial appreciation in fair value of our common stock during the same period and has been recorded as interest expense in our condensed consolidated financial statements.

Non-GAAP Financial Measures

          We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, and (iv) non-cash expenses relating to share based payments recognized under ASC Topic 718. Adjusted EBITDA for the quarter ended March 31, 2012 was $2.4 million, compared to Adjusted EBITDA of $796,000 for the quarter ended March 31, 2011. The increase in Adjusted EBITDA was primarily related to the Company’s investment in DPTS Marketing, LLC which was not operational in the quarter ended March 31, 2011.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,

	2012	2011

Net Loss	$(15,869,875)	$(670,258)
Add Back:
Income Tax Benefit	(9,475,400)	(433,000)
Depreciation and Amortization	41,217	38,482
Share Based Compensation - Employees and Directors	81,638	18,503
Share Based Compensation - Consultants	—	1,550,000
Interest Expense	27,580,244	291,899

Adjusted EBITDA	$2,357,824	$795,626

          Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income, which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to investors to gain an overall understanding of our current financial performance. Specifically, we believe the non-GAAP financial measure included herein provides useful information to both management and investors by excluding certain expenses that our management believes are not indicative of our operating results. In addition, the non-GAAP financial measure is used by our management for budgeting and forecasting as well as subsequently measuring our performance, and we believe that it provides investors with a financial measure that most closely aligns to our internal measurement processes.

Liquidity and Capital Resources

          Our short and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin fields. We plan on expanding our existing transloading facility to meet the logistical and storage needs of future transloading arrangements. This will include, but is not limited to, the possible implementation of a central gathering system, which will feed into a storage facility. We also continue to evaluate the possible acquisition or start-up of a trucking business to transport crude oil to our transloading facility.

Cash Flows

          Our cash flows depend, to a large degree, on the level of spending by oil and gas companies on development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions.

Cash Flows Used in Operating Activities

          Net cash used in operating activities totaled $663,000 and $65,000 for the three months ended March 31, 2012 and March 31, 2011, respectively, or an increase of cash used of $598,000. The primary reason for the increase in cash used in operating activities was the increase in cash general and administrative expenses of $616,000 and cash paid for interest expense of $236,000 in the three months ended March 31, 2012.  These increases in cash used for operating activities was partially offset as a result of a change in working capital related to an increase in prepaid expenses of $123,000 and a net increase in accounts payable and accrued expenses of $380,000 for the three months ended March 31, 2012.

Cash Flows Provided by Investing Activities

          Net cash provided by investing activities totaled $980,000 and $256,000 for the three months ended March 31, 2012 and March 31, 2011, respectively, or an increase of $723,000.  The increase related to additional cash received from our investment in Dakota Petroleum Transport Solutions, LLC.

Cash Flows Provided by Financing Activities

          Cash flows provided by financing activities for the three months ended March 31, 2012 were $0 compared to $4.8 million for the three months ended March 31, 2011. In January 2011, the Company received $3.5 million in proceeds from the issuance of senior promissory notes. In March 2011, the Company received $3.2 million from the issuance of common stock.  In January 2011, the Company paid cash dividends of $1.9 million.

          As previously disclosed, in November 2011, our predecessor entity, Dakota Plains, Inc., combined certain outstanding promissory notes by issuing $9.0 million aggregate principal amount of 12.0% promissory notes due March 1, 2013. All accrued but unpaid interest on the outstanding promissory notes is due and payable in arrears on the last day of each fiscal quarter. We may prepay amounts due under the promissory notes in whole or in part without penalty or premium at any time.

          Pursuant to the Exchange and Loan Agreements executed in connection with the issuance of the new promissory notes, our Company, at its discretion on or before November 1, 2012, may require certain holders of the promissory notes to lend to us, in a single draw, up to an aggregate of $5.5 million in proportion to the principal amount of such holders’ existing promissory notes. The supplemental notes, if issued, would bear 18% simple annual interest and would mature one year after the date of issuance. If supplemental notes are issued, each holder of the supplemental notes will also receive a warrant to purchase at the strike price (volume weighted average closing price of our common stock over the twenty trading days after the supplemental notes are issued) a number of shares of our common stock equal to the quotient of the 50% of the principal amount of the supplemental note divided by $1.00. The warrant would be exercisable at any time during the period that is ten years after the date the supplemental notes are issued at a per share exercise price equal to the volume-weighted average closing price of our common stock over the twenty trading days after the date the supplemental notes are issued.

          Under the terms of the outstanding promissory notes, an additional payment, which may be paid in shares or in the form of a subordinated promissory note, at the election of each holder, was triggered by the merger of Dakota Plains, Inc. with and into our Company, which occurred on March 23, 2012. Because the average closing price of our common stock over the twenty trading days immediately following that merger (the “Initial Trading Price”) exceeded $2.50, each note holder is entitled to receive from us an amount equal to the remainder, to the extent positive, of (x) the unpaid principal amount of their promissory note multiplied by the Initial Trading Price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes may elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. We currently estimate that the embedded derivative represented by the additional payment provision in the outstanding promissory notes has a fair value equal to approximately $32.8 million.

          Due to the joint venture partners’ mutually agreed upon suspension of regular distributions by the transloading joint venture in order to retain cash for certain capital expenditures (discussed below) and our expectation that the marketing joint venture will not provide a priority cash distribution during 2012 (discussed below), we do not expect to receive significant cash distributions from our investments in the existing joint ventures for at least the remainder of fiscal 2012. In light of the scheduled maturity of our $9.0 million aggregate principal amount of promissory notes in March 2013 and the potential maturity of up to $32.8 million aggregate principal amount of promissory notes issuable pursuant to the additional payment provision in the outstanding promissory notes as early as April 2013, we expect to have significant cash requirements in the next twelve months. We anticipate that we will need to obtain additional financing to meet these obligations. We may from time to time seek, replace, or renegotiate the terms of our outstanding debt through privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. While we are determined to continue to preserve value and to ensure the long-term success of our Company, we cannot be certain that we will be able to raise additional financing on terms acceptable to us. If we are unable to obtain new financing, if and when necessary, our financial results and liquidity could be materially adversely affected.

Transloading Joint Venture Distributions

          The transloading joint venture distributes a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Dakota Plains Transloading, LLC received a regular cash distribution from the transloading joint venture in January 2012. However, beginning in February 2012, Dakota Plains Transloading, LLC has temporarily suspended regular distributions to conserve capital to fund the purchase of seven additional transloaders for use at our New Town, North Dakota transloading facility and the construction and installation of a storage tank capable of storing up to 90,000 barrels of crude oil.

          Subsequent to the end of the first quarter, the transloading joint venture agreed to proceed with the previously engaged engineering firm’s storage facility design and executed a letter of intent pursuant to which the manufacturer has begun construction of the storage tank. We anticipate that the construction of a permanent storage facility will result in aggregate capital expenditures of approximately $7.0 million, which is expected to be funded exclusively through cash generated by the operations of Dakota Petroleum Transport Solutions, LLC.

Marketing Joint Venture Distributions

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution equaling of $20 million and the cash necessary to fund, the trading activities incurred during the current quarter as well as the following, quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available and will be distributed at 50% of the balance, evenly between the members. The marketing joint venture has made no cash distributions since its inception in April 2011.

Off Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedurees that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

          None.

Item 1A.	Risk Factors.

          Not Applicable.

Item 2.	Unregistered Sales of Equity Secuirities and Use of Proceeds.

As previously reported, in connection with the Initial Merger, holders of the issued and outstanding common stock of Dakota Plains, Inc. received an aggregate of 37,014,018 shares of our Company’s common stock, all of which are “restricted securities” under Rule 144. Of those shares, 530,000 were restricted shares of our Company’s common stock issued under certain employment agreements in exchange for 530,000 shares of similarly restricted Dakota Plains, Inc. common stock. In addition, the outstanding options issued by Dakota Plains, Inc. before the Initial Merger were converted into options to purchase an aggregate of 250,000 shares of our Company’s common stock and the outstanding warrants issued by Dakota Plains, Inc. before the Initial Merger were converted into warrants to purchase an aggregate of 4,150,000 shares of our Company’s common stock.

The issuance of shares of our common stock and options and warrants to purchase our common stock in connection with the Initial Merger was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In reaching that conclusion, our Company relied on the following additional facts: the securities were issued only to the limited number of existing holders of securities issued by Dakota Plains, Inc., all of whom were accredited or sophisticated investors at the time the securities were issued, without the use of general solicitation or advertising to market or otherwise offer the securities for sale; each investor had previously represented to Dakota Plains, Inc. in writing that it was an accredited investor or sophisticated investor investing with the assistance of a purchaser representative and that such investor was acquiring the common stock, warrants or promissory notes, each as applicable, for its own account and not with a view to distribute them; and all of the securities were acquired in a transaction as provided under Section 4(2). Fewer than 35 of the recipients of securities in the Initial Merger were non-accredited investors and each non-accredited investor was provided with certain disclosures in accordance with Regulation D.

On March 26, 2012, warrants to purchase an aggregate of 2,450,000 shares of our common stock at $0.285 per share, which warrants were issued by us pursuant to the Initial Merger, were exercised by 6 holders. The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 63,420 shares of the Company’s common stock. As a result, an aggregate of 2,386,580 shares of our common stock were issued to the holders of the warrants, which were issued pursuant to the exemptions discussed above.

Item 3.	Defaults Upon Senior Securities.

          None.

Item 4.	Mine Safety Disclosures.

          Not applicable.

Item 5.	Other Information.

          None.

Item 6.	Exhibits.

          Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC purusant to the Exchange Act are located under SEC file number 000-53390.

2.1	Agreement and Plan of Merger, dated March 22, 2012, by and among MCT Holding Corporation, Dakota Plains, Inc. and DP Acquisition Corporation(1)

2.2	Plan of Merger of Dakota Plains, Inc. with and into MCT Holding Corporation(2)

2.3	Stock Purchase Agreement, dated March 23, 2012, by and among MCT Holding Corporation, MCT Distribution Corporation and Lindsey Hailstone(3)

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012(4)

3.2	Amended and Restated Bylaws, effective March 23, 2012(5)

4.1	Amended and Restated Bylaws, effective March 23, 2012(6)

10.1	Dakota Plains Holdings, Inc. 2011 Equity Incentive Plan(7)

10.2	Form of Incentive Stock Option under 2011 Equity Incentive Plan(8)

10.3	Form of Non-Statutory Stock Option under 2011 Equity Incentive Plan(9)

10.4	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan(10)

10.5	Form of Warrant with Executive Officers(11)

10.6	Form of Warrant(12)

10.7	Employment Agreement with Gabriel G. Claypool, dated March 22, 2012(13)

10.8	Employment Agreement with Timothy R. Brady, dated March 22, 2012(14)

10.9	Employment Agreement with Nicholas Q. Dillon, dated March 22, 2012(15)

10.10	Form of Exchange and Loan Agreement dated November 1, 2011(16)

10.11	Form of Exchange and Loan Agreement (Standby Credit Arrangement) dated November 1, 2011(17)

10.12	Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated November 9, 2009(18)

10.13	DPTS Marketing LLC Member Control Agreement dated April 29, 2011(19)

10.14	Amendment to DPTS Marketing LLC Member Control Agreement dated August 17, 2011(20)

10.15	Lease Agreement dated November 4, 2009(21)

10.16	Supplemental Agreement to Dakota Petroleum Transport Solutions, LLC Member Control Agreement and Dakota Petroleum Transport Solutions, LLC Lease Agreement dated July 22, 2010(22)

10.17	Amendment to Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated April 29, 2011(23)

10.18	Amendment to Lease Agreement dated August 18, 2011(24)

10.19	Indemnification Agreement(25)

10.20	Employment Agreement with Robert C. Henry, dated April 9, 2012(26)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(3)	Incorporated by reference to Exhibit 2.3 to the company’s Current Report on Form 8-K filed March 23, 2012.
(4)	Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(5)	Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(6)	Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(7)	Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(9)	Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed March 23, 2012.
(10)	Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed March 23, 2012.
(11)	Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed March 23, 2012.
(12)	Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed March 23, 2012.
(13)	Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed March 23, 2012.
(14)	Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K filed March 23, 2012.
(15)	Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed March 23, 2012.
(16)	Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K filed March 23, 2012.
(17)	Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K filed March 23, 2012.
(18)	Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K filed March 23, 2012.
(19)	Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K filed March 23, 2012.
(20)	Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K filed March 23, 2012.
(21)	Incorporated by reference to Exhibit 10.15 to the company’s Current Report on Form 8-K filed March 23, 2012.
(22)	Incorporated by reference to Exhibit 10.16 to the company’s Current Report on Form 8-K filed March 23, 2012.
(23)	Incorporated by reference to Exhibit 10.17 to the company’s Current Report on Form 8-K filed March 23, 2012.
(24)	Incorporated by reference to Exhibit 10.18 to the company’s Current Report on Form 8-K filed March 23, 2012.
(25)	Incorporated by reference to Exhibit 10.19 to the company’s Current Report on Form 8-K filed March 23, 2012.
(26)	Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed April 13, 2012.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2012	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective March 23, 2012	Incorporated by Reference
10.1	Dakota Plains Holdings, Inc. 2011 Equity Incentive Plan	Incorporated by Reference
10.2	Form of Incentive Stock Option under 2011 Equity Incentive Plan	Incorporated by Reference
10.3	Form of Non-Statutory Stock Option under 2011 Equity Incentive Plan	Incorporated by Reference
10.4	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan	Incorporated by Reference
10.5	Form of Warrant with Executive Officers	Incorporated by Reference
10.6	Form of Warrant	Incorporated by Reference
10.7	Employment Agreement with Gabriel G. Claypool, dated March 22, 2012	Incorporated by Reference
10.8	Employment Agreement with Timothy R. Brady, dated March 22, 2012	Incorporated by Reference
10.9	Employment Agreement with Nicholas Q. Dillon, dated March 22, 2012	Incorporated by Reference
10.10	Form of Exchange and Loan Agreement dated November 1, 2011	Incorporated by Reference
10.11	Form of Exchange and Loan Agreement (Standby Credit Arrangement) dated November 1, 2011	Incorporated by Reference
10.12	Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated November 9, 2009	Incorporated by Reference
10.13	DPTS Marketing LLC Member Control Agreement dated April 29, 2011	Incorporated by Reference
10.14	Amendment to DPTS Marketing LLC Member Control Agreement dated August 17, 2011	Incorporated by Reference
10.15	Lease Agreement dated November 4, 2009	Incorporated by Reference
10.16	Supplemental Agreement to Dakota Petroleum Transport Solutions, LLC Member Control Agreement and Dakota Petroleum Transport Solutions, LLC Lease Agreement dated July 22, 2010	Incorporated by Reference
10.17	Amendment to Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated April 29, 2011	Incorporated by Reference
10.18	Amendment to Lease Agreement dated August 18, 2011	Incorporated by Reference
10.19	Indemnification Agreement	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically