Form 10-Q/A
period 2012-03-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2012-07-27
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

          This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by Dakota Plains Holdings, Inc. on May 15, 2012, (the “Original Filing”). This Amendment is being filed to (i) incorporate certain disclosures as a result of correspondence received from the Staff of the United States Securities and Exchange Commission. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment includes the complete text of each item as amended. Except as described above, the Original Filing has not been materially amended, updated or otherwise modified. This Amendment does not reflect events occurring after the filing of the Original Filing or update those disclosures regarding events that occurred subsequent to the end of the fiscal quarter ended March 31, 2012. All other information remains unchanged and reflects the disclosures made at the original time of filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (SEC) on March 23, 2012, as amended.

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

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

          Our Company experienced a net loss of $15.9 million for the quarter ended March 31, 2012 compared to a net loss of $670,000 for the quarter ended March 31, 2011. The net loss was mainly driven by the expense related to the period change in fair value of the embedded derivative resulting from the additional payment provision in our outstanding promissory notes that mature in 2013. The increase was recorded as interest expense. An “embedded derivative” is the derivative portion of a single financial instrument or contract that combines a derivative and a non-derivative in its structure. In this case, the currently outstanding promissory notes include an additional payment provision that could modify the cash flows of the promissory notes due to the change in our share price, therefore making the additional payment provision an embedded derivative. The original fair value of the embedded derivative is included in the loss on extinguishment of debt because the additional payment provision properly qualifies as a contingent payment, and when comparing the fair value of the new promissory notes and the old promissory notes, the fair value of the embedded derivative needs to be included in the fair value of the new promissory notes when calculating the loss on extinguishment of debt. General and administrative expense decreased by approximately $871,000 compared to the first quarter of 2011, primarily reflecting increased expenses relating to share based compensation to consultants during the three months ended March 31, 2011. Income from our wholly owned subsidiaries’ investments in the transloading and marketing joint ventures increased to $1.1 million and $1.9 million, respectively, as compared to $780,000 from the transloading joint venture during the same period in 2011. The marketing joint venture was not operational during the first quarter of 2011. We also recognized rental income of $80,000 in the quarter ended March 31, 2012 compared to $77,000 in the quarter ended March 31, 2011.

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

Transloading Joint Venture Distributions

          The transloading joint venture distributes a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining, is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Dakota Plains Transloading, LLC received a regular cash distribution from the transloading joint venture in January 2012. However, beginning in February 2012, Dakota Plains Transloading, LLC has temporarily suspended regular distributions to conserve capital to fund the purchase of seven additional transloaders for use at our New Town, North Dakota transloading facility and the construction and installation of a storage tank capable of storing up to 90,000 barrels of crude oil. The storage tank was ordered on April 16, 2012 and its construction and installation is expected to be completed in February 2013.

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

          On January 31, 2012, our contract with a customer that provided a significant portion of the income generated from the transloading joint venture expired. For the month of January, this customer was responsible for approximately 12,000 barrels of oil transloaded on a daily basis at our facility. In February and March, our marketing joint venture was our exclusive transloading customer and transloaded approximately 15,000 barrels of oil per day and 18,000 barrels of oil per day, respectively.

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

2.1	Agreement and Plan of Merger, dated March 22, 2012, by and among MCT Holding Corporation, Dakota Plains, Inc. and DP Acquisition Corporation(1)

2.2	Plan of Merger of Dakota Plains, Inc. with and into MCT Holding Corporation(2)

2.3	Stock Purchase Agreement, dated March 23, 2012, by and among MCT Holding Corporation, MCT Distribution Corporation and Lindsey Hailstone(3)

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012(4)

3.2	Amended and Restated Bylaws, effective March 23, 2012(5)

4.1	Amended and Restated Bylaws, effective March 23, 2012(6)

10.1	Dakota Plains Holdings, Inc. 2011 Equity Incentive Plan(7)

10.2	Form of Incentive Stock Option under 2011 Equity Incentive Plan(8)

10.3	Form of Non-Statutory Stock Option under 2011 Equity Incentive Plan(9)

10.4	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan(10)

10.5	Form of Warrant with Executive Officers(11)

10.6	Form of Warrant(12)

10.7	Employment Agreement with Gabriel G. Claypool, dated March 22, 2012(13)

10.8	Employment Agreement with Timothy R. Brady, dated March 22, 2012(14)

10.9	Employment Agreement with Nicholas Q. Dillon, dated March 22, 2012(15)

10.10	Form of Exchange and Loan Agreement dated November 1, 2011(16)

10.11	Form of Exchange and Loan Agreement (Standby Credit Arrangement) dated November 1, 2011(17)

10.12	Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated November 9, 2009(18)

10.13	DPTS Marketing LLC Member Control Agreement dated April 29, 2011(19)

10.14	Amendment to DPTS Marketing LLC Member Control Agreement dated August 17, 2011(20)

10.15	Lease Agreement dated November 4, 2009(21)

10.16	Supplemental Agreement to Dakota Petroleum Transport Solutions, LLC Member Control Agreement and Dakota Petroleum Transport Solutions, LLC Lease Agreement dated July 22, 2010(22)

10.17	Amendment to Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated April 29, 2011(23)

10.18	Amendment to Lease Agreement dated August 18, 2011(24)

10.19	Indemnification Agreement(25)

10.20	Employment Agreement with Robert C. Henry, dated April 9, 2012(26)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Previously Filed.

(1)	Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(3)	Incorporated by reference to Exhibit 2.3 to the company’s Current Report on Form 8-K filed March 23, 2012.
(4)	Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(5)	Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(6)	Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(7)	Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(9)	Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed March 23, 2012.
(10)	Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed March 23, 2012.
(11)	Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed March 23, 2012.
(12)	Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed March 23, 2012.
(13)	Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed March 23, 2012.
(14)	Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K filed March 23, 2012.
(15)	Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed March 23, 2012.
(16)	Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K filed March 23, 2012.
(17)	Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K filed March 23, 2012.
(18)	Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K filed March 23, 2012.
(19)	Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K filed March 23, 2012.
(20)	Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K filed March 23, 2012.
(21)	Incorporated by reference to Exhibit 10.15 to the company’s Current Report on Form 8-K filed March 23, 2012.
(22)	Incorporated by reference to Exhibit 10.16 to the company’s Current Report on Form 8-K filed March 23, 2012.
(23)	Incorporated by reference to Exhibit 10.17 to the company’s Current Report on Form 8-K filed March 23, 2012.
(24)	Incorporated by reference to Exhibit 10.18 to the company’s Current Report on Form 8-K filed March 23, 2012.
(25)	Incorporated by reference to Exhibit 10.19 to the company’s Current Report on Form 8-K filed March 23, 2012.
(26)	Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed April 13, 2012.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 27, 2012	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective March 23, 2012	Incorporated by Reference
10.1	Dakota Plains Holdings, Inc. 2011 Equity Incentive Plan	Incorporated by Reference
10.2	Form of Incentive Stock Option under 2011 Equity Incentive Plan	Incorporated by Reference
10.3	Form of Non-Statutory Stock Option under 2011 Equity Incentive Plan	Incorporated by Reference
10.4	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan	Incorporated by Reference
10.5	Form of Warrant with Executive Officers	Incorporated by Reference
10.6	Form of Warrant	Incorporated by Reference
10.7	Employment Agreement with Gabriel G. Claypool, dated March 22, 2012	Incorporated by Reference
10.8	Employment Agreement with Timothy R. Brady, dated March 22, 2012	Incorporated by Reference
10.9	Employment Agreement with Nicholas Q. Dillon, dated March 22, 2012	Incorporated by Reference
10.10	Form of Exchange and Loan Agreement dated November 1, 2011	Incorporated by Reference
10.11	Form of Exchange and Loan Agreement (Standby Credit Arrangement) dated November 1, 2011	Incorporated by Reference
10.12	Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated November 9, 2009	Incorporated by Reference
10.13	DPTS Marketing LLC Member Control Agreement dated April 29, 2011	Incorporated by Reference
10.14	Amendment to DPTS Marketing LLC Member Control Agreement dated August 17, 2011	Incorporated by Reference
10.15	Lease Agreement dated November 4, 2009	Incorporated by Reference
10.16	Supplemental Agreement to Dakota Petroleum Transport Solutions, LLC Member Control Agreement and Dakota Petroleum Transport Solutions, LLC Lease Agreement dated July 22, 2010	Incorporated by Reference
10.17	Amendment to Dakota Petroleum Transport Solutions, LLC Member Control Agreement dated April 29, 2011	Incorporated by Reference
10.18	Amendment to Lease Agreement dated August 18, 2011	Incorporated by Reference
10.19	Indemnification Agreement	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Previously Filed
101.INS	XBRL Instance Document	Previously Filed
101.SCH	XBRL Taxonomy Extension Schema	Previously Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Previously Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Previously Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Previously Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Previously Filed