Form 10-Q
period 2012-06-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2012-08-14
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

As of August 13, 2012, the registrant had 41,352,759 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS

	June 30, 2012	December 31, 2011
CURRENT ASSETS
Cash and Cash Equivalents	$1,132,571	$1,753,665
Prepaid Expenses	97,285	16,756
Deferred Tax Asset	9,681,000	2,307,000
Total Current Assets	10,910,856	4,077,421

PROPERTY AND EQUIPMENT
Land	1,056,776	1,053,576
Site Development	2,329,660	2,329,660
Other Property and Equipment	45,292	42,075
Total Property and Equipment	3,431,728	3,425,311
Less - Accumulated Depreciation	342,077	259,520
Total Property and Equipment, Net	3,089,651	3,165,791

PREFERRED DIVIDEND RECEIVABLE	567,124	317,808

INVESTMENT IN DPTS MARKETING LLC	19,299,819	11,996,571

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	3,969,856	2,890,280

Total Assets	$37,837,306	$22,447,871

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$171,679	$32,616
Accrued Expenses	489,169	80,661
Derivative Liability	—	5,540,000
Deferred Rental Income	20,679	125,164
Promissory Notes	36,663,950	—
Total Current Liabilities	37,345,477	5,778,441
	.
LONG-TERM LIABILITIES
Promissory Notes	—	9,000,000
Deferred Rental Income	175,773	125,163
Deferred Tax Liability	360,000	460,000
Total Long-Term Liabilities	535,773	9,585,163

Total Liabilities	37,881,250	15,363,604

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock, Par Value $.001; 200,000,000 Authorized, 41,352,759 and 37,014,018 issued and outstanding, respectively	41,352	37,014
Additional Paid-In Capital	15,539,832	10,158,044
Accumulated Deficit	(15,625,128)	(3,110,791)
Total Stockholders’ Equity (Deficit)	(43,944)	7,084,267

Total Liabilities and Stockholders’ Equity (Deficit)	$37,837,306	$22,447,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Rental Income - Related Party	$77,932	$77,202	$158,212	$154,404

OPERATING EXPENSES
General and Administrative Expenses	585,083	515,937	1,344,535	2,146,091
Depreciation and Amortization	41,340	38,955	82,557	77,437
Total Operating Expenses	626,423	554,892	1,427,092	2,223,528

LOSS FROM OPERATIONS	(548,491)	(477,690)	(1,268,880)	(2,069,124)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	990,271	624,347	2,056,902	1,404,422
Income from Investment in DPTS Marketing LLC	5,663,837	—	7,552,564	—
Interest Expense (Net of Interest Income)	(745,694)	(582,347)	(28,325,938)	(874,246)
Other Expense	—	(2,776)	—	(2,776)
Total Other Income (Expense)	5,908,414	39,224	(18,716,472)	527,400

INCOME (LOSS) BEFORE INCOME TAXES	5,359,923	(438,466)	(19,985,352)	(1,541,724)

INCOME TAX PROVISION (BENEFIT)	2,004,385	(172,000)	(7,471,015)	(605,000)

NET INCOME (LOSS)	$3,355,538	$(266,466)	(12,514,337)	$(936,724)

Net Income (Loss) Per Common Share – Basic	$0.08	$(0.01)	$(0.32)	$(0.03)

Net Income (Loss) Per Common Share - Diluted	$0.08	$(0.01)	$(0.32)	$(0.03)

Weighted Average Shares Outstanding - Basic	40,522,712	35,799,726	38,613,702	34,473,970

Weighted Average Shares Outstanding - Diluted	42,259,615	35,799,726	38,613,702	34,473,970

The accompanying notes are an integral part of these condensed consolidated financial statements

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(12,514,337)	$(936,724)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	82,557	77,437
Amortization of Debt Discount	—	561,174
Loss on Disposal of Property and Equipment	—	2,776
Loss on Derivative Liability	27,311,800	—
Deferred Income Taxes	(7,474,000)	(605,000)
Issuance of Common Stock for Consulting Fees	—	1,742,816
Decrease (Increase) in Deferred Rental Income	50,610	(56,427)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(2,056,902)	(1,404,422)
Income from Investment in DPTS Marketing LLC	(7,552,564)	—
Noncash Rental Income	(40,493)	(40,493)
Share-based Compensation	198,276	118,716
Changes in Working Capital and Other Items:
Increase in Trade Receivables	—	(9,581)
Increase in Prepaid Expenses	(80,529)	(165,432)
Increase in Accounts Payable	139,063	54,715
Increase in Accrued Expenses	408,508	88,768
Decrease in Deferred Rental Income	(104,485)	—
Net Cash Used In Operating Activities	(1,632,496)	(571,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(6,417)	(41,413)
Cash Paid for Investment in DPTS Marketing LLC	—	(10,000,100)
Cash Received from Dakota Petroleum Transport Solutions, LLC	1,017,819	335,558
Net Cash Provided by (Used In) Investing Activities	1,011,402	(9,705,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	3,187,500
Proceeds from Exercise of Warrants	—	14,250
Cash Dividend Paid	—	(1,941,632)
Proceeds from Senior Promissory Notes	—	3,500,000
Proceeds from Junior Promissory Notes	—	5,500,000
Net Cash Provided by Financing Activities	—	10,260,118

NET DECREASE IN CASH AND CASH EQUIVALENTS	(621,094)	(17,514)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,753,665	575,290

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,132,571	$557,776

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$537,050	$224,877
Cash Paid During the Period for Income Taxes	$2,985	$—
Non-Cash Financing and Investing Activities:
Payment of Consulting Fees through Issuance of Common Stock	$—	$2,128,000
Preferred Dividend Receivable	$249,316	$—
Purchase of Property and Equipment Paid Subsequent to Period End	$30,800	$59,800
Fair Value of Warrants Issued for Debt Issuance Costs	$—	$1,346,816
Satisfaction of Derivative Liability with Common Stock	$5,187,850	$—
Promissory Notes Issued to Satisfy Derivative Liability	$27,663,950	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

				Retained	Total
			Additional	Earnings	Stockholders'
	Common Stock		Paid-In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance – December 31, 2010	30,592,744	$30,592	$2,238,763	$610,013	$2,879,368

Sale of Common Shares at $2.125 Per Share	1,500,000	1,500	3,186,000	—	3,187,500

Sale of Common Shares at $4 Per Share	500,000	500	1,999,500	—	2,000,000

Issuance of Common Shares related to Consulting Agreement	2,282,000	2,282	2,165,718	—	2,168,000

Issuance of Restricted Common Shares	600,000	600	(600)	—	—

Issuance of Common Shares as a Stock Dividend	1,441,774	1,442	(1,442)	—	—

Issuance of Common Shares to Board of Directors	40,000	40	84,960	—	85,000

Issuance of Common Shares for Finance Costs	7,500	8	29,992	—	30,000

Cash Dividend Paid	—	—	(1,331,619)	(610,013)	(1,941,632)

Share Based Compensation	—	—	425,756	—	425,756

Issuance of Common Shares Related to Exercise of Warrants	50,000	50	14,200	—	14,250

Warrants Issue Included in Debt Issuance Costs	—	—	1,346,816	—	1,346,816

Net Loss	—	—	—	(3,110,791)	(3,110,791)

Balance - December 31, 2011	37,014,018	37,014	10,158,044	(3,110,791)	7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	—	—

Issued Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	—	—

Share Based Compensation	—	—	198,276	—	198,276

Issuance of Restricted Common Shares	15,000	15	(15)	—	—

Issuance Pursuant to Additional Payment Elections	1,296,963	1,296	5,186,554	—	5,187,850

Net Loss	—	—	—	(12,514,337)	(12,514,337)

Balance - June 30, 2012	41,352,759	$41,352	$15,539,832	$(15,625,128)	$(43,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2012

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

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2011, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2011. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

Going Concern

As of June 30, 2012 we had cash and cash equivalents of approximately $1.1 million and our accounts payable and accrued expenses were approximately $661,000. In addition, we have $9.0 million aggregate principal amount of promissory notes due March 1, 2013 and $27.7 million aggregate principal amount of promissory notes due April 21, 2013 outstanding.

In March 2012, we mutually agreed with our joint venture partner to suspend the monthly regular distributions by the transloading joint venture, in order to retain cash for planned capital expenditures by the transloading joint venture, through the end of 2012. We also expect that the marketing joint venture will not provide priority cash distribution during 2012. As a result of the payments due under our outstanding promissory notes, we expect to have significant cash requirements in the next twelve months. We will need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to our ability to continue as a going concern.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture and 50% owned DPTS Marketing LLC joint venture. Both DPTS and DPTS Marketing LLC have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements. The Company’s share of the joint ventures’ operating results for each reporting period are adjusted for the Company’s share of intercompany transactions. Such transactions primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting.

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

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $82,557 and $41,340 for the six and three months ended June 30, 2012, respectively, and $77,437 and $38,955 for the six and three months ended June 30, 2011, respectively.

Impairment

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment identified at June 30, 2012 and December 31, 2011.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of June 30, 2012 and December 31, 2011.

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

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted earnings per share. As the Company had a loss for the six month periods ended June 30, 2012 and 2011 and the three month period ended June 30, 2011, the potentially dilutive shares are anti-dilutive and thus not added into the earnings per share calculation.

As of June 30, 2012, there were (i) 545,000 shares of restricted stock that were issued and vest in 2013 and represent potentially dilutive shares; (ii) 1,000,000 stock warrants that were issued and presently exercisable and represent potentially dilutive shares, which have an exercise price of $.285; (iii) 700,000 stock warrants that were granted but are not presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50 and vest in 2013; (iv) 250,000 stock options that were issued and presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50.

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

Dakota Petroleum Transport Solutions, LLC

On November 9, 2009, the Company entered into a joint venture with Petroleum Transport Solutions, LLC (“PTS”). The Company and PTS each own 50% of the outstanding member units of Dakota Petroleum Transport Solutions, LLC. The joint venture was formed to engage in the acquisition, construction and operation of a petroleum transloading facility in New Town, North Dakota (the “Transloading Facility”).

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding.

As part of the joint venture agreement the Company owns the Transloading Facility and the equipment acquired and leases the property to Dakota Petroleum Transport Solutions, LLC.

The operations of the Transloading Facility commenced in November 2009. Under provisions of the member control agreement the profits and losses of Dakota Petroleum Transport Solutions, LLC are split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

In December 2011, Dakota Plains transferred all of its assets and liabilities, excluding its equity interest in its wholly owned subsidiaries and its real property, to Dakota Plains Transloading, LLC (“DPT”). DPT is a wholly owned subsidiary of the Company that was formed in August 2011. The purpose of DPT is to participate in the ownership and operation of the transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

On June 1, 2012, DPT entered into an amended and restated member control agreement with PTS and Dakota Petroleum Transport Solutions, LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments and supplements, extends the Initial Term until December 31, 2021 and the term will automatically extend in two-year renewal periods unless and until terminated.

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

The Company is recognizing rental income of $6,749 per month through December 31, 2013 to reflect the economics of the $526,410 of costs incurred. Rental income related to these costs incurred was $40,494 for the six months ended June 30, 2012 and 2011 and $20,247 for the three months ended June 30, 2012 and 2011. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of June 30, 2012 the Company has been reimbursed the full $794,337 of additional expenditures related to the Supplemental Agreement.

The Company will report the $397,169, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $397,168 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. Rental income related to the Supplemental Agreement was $53,875 and $22,583 for the six and three months ended June 30, 2012, respectively, and $56,247 and $28,213 for the six and three months ended June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company has received $196,452 and $250,327 in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the condensed consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There are no future lease payments receivable related to this agreement as of June 30, 2012.

The unaudited financial statements of Dakota Petroleum Transport Solutions, LLC are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$3,611,316	$1,750,439	$7,429,180	$3,912,540
Net Earnings	1,824,675	1,094,290	3,797,380	2,500,036
Company’s Share of Equity in Net Earnings	912,338	547,145	1,898,690	1,250,018

			June 30,	December 31,
			2012	2011
Total Assets			$9,736,457	$6,820,137
Total Liabilities			1,403,842	519,761
Share of Equity in Net Assets			4,166,307	3,150,188

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

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. The Company made its Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At June 30, 2012 and December 31, 2011, the Company reported a preferred dividend receivable of $567,124 and $317,808, respectively, on its condensed consolidated balance sheet. The Company has received no payments from DPTS Marketing LLC as of June 30, 2012.

The operations of DPTS Marketing LLC commenced in May 2011. Under provisions of the member control agreement the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

On June 1, 2012, our wholly owned subsidiary Dakota Plains Marketing, LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the Initial Term until December 31, 2021 and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its condensed consolidated balance sheet.

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$27,381,780	$—	$35,126,455	$—
Net Earnings	11,327,674	—	15,105,127	—
Company’s Share of Equity in Net Earnings	5,663,837	—	7,552,564	—

			June 30,	December 31,
			2012	2011
Total Assets			$45,736,697	$26,813,607
Total Liabilities			7,137,059	2,820,465
Share of Equity in Net Assets			19,299,819	11,996,571

4.	Lease Agreement

In November 2009, our predecessor entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3). Under the lease agreement, the Company received monthly lease payments of $19,161 through May 2012. Effective June 1, 2012, the operating lease agreement was amended to increase the monthly lease payment to $31,881 for the duration of the Dakota Petroleum Transport Solutions, LLC Amended and Restated Member Control Agreement. The lease agreement includes provisions which allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and the Transloading Facility. Dakota Petroleum Transport Solutions, LLC is responsible for all personal property and real property taxes upon the alterations and trade fixtures on the premises and the property during the term of the lease. The lessee is responsible for all costs and expenses to perform all maintenance and repair of the premises, and to acquire expansion, improvements or additions to the premises. The lessee is also responsible for payment of all utilities and other miscellaneous expenses during the term of the lease agreement.

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the six months ended June 30, 2012, $63,843 of the $127,687 in rent payments was recognized as rental income and $63,844 was included in income from investment in Dakota Petroleum Transport Solutions, LLC and for the three months ended June 30, 2012, $35,102 of the $70,203 in rent payments was recognized as rental income and $35,101 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the six months ended June 30, 2011, $57,483 of the $114,966 in rent payments was recognized as rental income and $57,483 was included in income from investment in Dakota Petroleum Transport Solutions, LLC and for the three months ended June 30, 2011, $28,742 of the $57,483 in rent payments was recognized as rental income and $28,741 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

5.	Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of June 30, 2012 and December 31, 2011.

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

Warrants

Prior to the Initial Merger described in Note 1, the company had 3,450,000 outstanding warrants that were exercisable at $0.285 per share of common stock. On March 26, 2012, 2,450,000 of these warrants were exercised. The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 63,420 of the Company’s common stock.

The table below reflects the status of warrants outstanding at June 30, 2012:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
Total	1,700,000

Outstanding Warrants

•	No warrants were forfeited or expired during the six month period ended June 30, 2012.

•

The Company recorded general and administrative expense of $33,587 and $16,794 for the six and three month periods ended June 30, 2012, respectively, and $18,715 and $16,417 for the six and three month periods ended June 30, 2011, respectively, related to these warrants. The Company will recognize $47,000 of compensation expense in future periods relating to warrants that have been granted as of June 30, 2012.

•	There are 1,000,000 warrants that are exercisable at June 30, 2012.

•	2,450,000 warrants were exercised during the six month period ended June 30, 2012.

Stock Options

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the six month period ended June 30, 2012:

•	No options were exercised or forfeited in the six month period ended June 30, 2012.

•	No options expired during the six month period ended June 30, 2012.

•	Options covering 250,000 shares are exercisable and outstanding at June 30, 2012.

•

There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of June 30, 2012, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at June 30, 2012.

Restricted Stock Awards

During the six months end June 30, 2012, the Company issued 15,000 restricted shares of common stock as compensation to an employee of the Company. Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2013. As of June 30, 2012, there was approximately $325,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $164,688 and $99,844 for the six and three month periods ended June 30, 2012, respectively, and $100,001 and $83,855 for the six and three month periods ended June 30, 2011, respectively, related to restricted share grants.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six month period ended June 30, 2012:

	Six Month Period Ended June 30, 2012
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	550,000	$1.02
Shares Granted	15,000	$12.00
Lapse of Restrictions	20,000	$2.13
Restricted Shares Outstanding at June 30, 2012	545,000	$1.28

7.	Promissory Notes

In November 2011 the Company entered into an Exchange and Loan Agreement with the holders of certain senior and junior promissory notes (“Old Notes”). As part of the Exchange and Loan Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes and extend the term of the promissory notes.

The new promissory notes bear interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter beginning December 31, 2011. The promissory notes are unsecured and mature on March 1, 2013. The Company may pre-pay the promissory notes in whole or in part without penalty or premium and without prior written consent at any time due to the occurrence of a Public Listing, as defined in the Exchange and Loan Agreement, in March 2012.

Pursuant to the Exchange and Loan Agreement, the Company, at its discretion on or before November 1, 2012, may require certain holders of the new promissory notes to lend to the Company, in a single draw, up to an aggregate of $5.5 million in proportion to the principal amount of such holders’ existing new promissory notes. The supplemental notes, if issued, would bear 18% simple annual interest and would mature one year after the date of issuance. If supplemental notes are issued, each holder of the supplemental notes will also receive a warrant to purchase at the strike price (volume weighted average closing price of the Company’s common stock over the twenty trading days after the supplemental notes are issued) a number of shares of the Company’s common stock equal to the quotient of the 50% of the principal amount of the supplemental note divided by $1.00. The warrant would be exercisable at any time during the period that is ten years after the date the supplemental notes are issued at a per share exercise price equal to the volume-weighted average closing price of the Company’s common stock over the twenty trading days after the date the supplemental notes are issued. The Company has not borrowed any additional amounts under this provision as of June 30, 2012.

The new promissory notes include an additional payment provision similar to the additional payment provision included in the promissory notes issued by Dakota Plains, Inc. in April 2011, which were exchanged for the new promissory notes. The additional payment provision provides that upon Public Listing of the Company if the initial trading price, as defined in the Exchange and Loan Agreement, exceeds $2.50, then the holder will be entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes may elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. The additional payment due to the holders of the notes under this provision was $32,851,800.

On April 21, 2012, the Company issued promissory notes in the aggregate principal amount of $27,663,950 related to the additional payment provision. These promissory notes mature on April 21, 2013.

Derivative Liability

The additional payment provision in the new promissory notes is considered an embedded derivative. This embedded derivative was reported as a current liability on the Company’s condensed consolidated balance sheet at fair value at December 31, 2011. The fair value of the embedded derivative at December 31, 2011 was calculated using the Monte Carlo Simulation valuation model based on factors present at the date valued.

On April 21, 2012, the embedded derivative was satisfied with the issuance of promissory notes in the aggregate amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 at April 21, 2012. The increase in the fair value of the embedded derivative during the six month period ended June 30, 2012, $27,311,800, was recorded as interest expense on the condensed consolidated statement of operations.

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

The income tax benefit for the six month periods ended June 30, 2012, and 2011 consists of the following:

	Six Months Ended June 30,
	2012	2011
Current Income Taxes	$2,985	$—

Deferred Income Taxes
Federal	(6,795,000)	(550,000)
State	(679,000)	(55,000)

Total Benefit	$(7,471,015)	$(605,000)

The components of the Company’s deferred tax asset were as follows:

	June 30, 2012	December 31, 2011
Deferred Tax Assets (Liabilities)
Current:
Deferred Rent	$15,000	$93,000
Prepaid Expenses	(36,000)	(5,000)
Derivative Liability	—	2,072,000
Net Operating Loss	9,490,000	81,000
Accrued Interest	178,000	—
Other	34,000	66,000
Current	9,681,000	2,307,000

Noncurrent:
Fixed Assets	(426,000)	(444,000)
Share based Compensation	27,000	(17,000)
Investment in Dakota Petroleum Transport Solutions, LLC	(93,000)	(93,000)
Deferred Rent	132,000	94,000
Non-current	(360,000)	(460,000)

Total deferred tax assets	$9,321,000	$1,847,000

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the six and three month periods ended June 30, 2012 and 2011, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 relating to unrecognized benefits.

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

As of June 30, 2012 and December 31, 2011 the Company had no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Liabilities
Balance at December 31, 2011	$(5,540,000)
Satisfied through the Issuance of Promissory Notes and Common Stock	5,540,000
Balance at June 30, 2012	$—

11.   Merger Agreement

In March 2012, the issued and outstanding common stock of Dakota Plains before the Initial Merger was converted into the right to receive an aggregate of 37,014,018 shares of our Company’s common stock, all of which are “restricted securities” under Rule 144. Of those shares, 530,000 are restricted shares of our Company’s common stock issued under certain Employment Agreements in exchange for 530,000 shares of similarly restricted Dakota Plains’ common stock. In addition, the outstanding options issued by Dakota Plains before the Initial Merger were converted into options to purchase an aggregate of 250,000 shares of our Company’s common stock and the outstanding warrants issued by Dakota Plains before the Initial Merger were converted into warrants to purchase an aggregate of 4,150,000 shares of our Company’s common stock. The shareholders of our Company before the Initial Merger retained 640,200 shares of common stock, representing approximately 1.7% of our outstanding shares of common stock immediately after the Initial Merger.

In March 2012, Dakota Plains Holdings, Inc., the surviving corporation from the Initial Merger and then a wholly owned subsidiary of our Company, merged with and into MCT Holding Corporation (the “Second Merger”). Pursuant to the plan of merger governing the Second Merger, our Company changed its name from “MCT Holding Corporation” to “Dakota Plains Holdings, Inc.”

12.   Subsequent Events

In connection with preparing the unaudited financial statements for the six months ended June 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the condensed consolidated financial statements.

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

          Our Company owns a transloading facility located in New Town, North Dakota. In November 2009, we entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC, the transloading joint venture in which our wholly owned subsidiary owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing Dakota Petroleum Transport Solutions, LLC is terminated. In June 2012, that member control agreement was amended to, among other things, extend the term of the agreement to December 31, 2021, which term will automatically extend in two-year renewal periods until terminated.

          Under the lease, our Company receives monthly lease payments from the transloading joint venture. The lease agreement includes provisions that allow us to collect additional rents if we incur certain additional costs related to the equipment and transloading facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located on the transloading facility that it leases from our Company. Currently, crude oil is transloaded from semi-trailer trucks owned and operated by third parties into tank railcars through a mobile transloader. Using this method, our site has the capacity to transload approximately 50,000 barrels per day.

          DPTS Marketing LLC, the marketing joint venture in which our wholly owned subisdiary owns a 50% ownership interest, purchases barrels of crude oil from well operators at the wellhead and from first purchasers delivering to our crude by rail facility. We then coordinate the transportation of the purchased crude oil to a purchaser at a location determined by the purchaser. Potential purchasers include; storage facilities, blending facilities, distributors and refineries. The following reflects a step-by-step process on how the marketing business operates:

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

          On June 1, 2012, our wholly owned subsidiary Dakota Plains Marketing LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTS Marketing LLC until December 31, 2021 and the term will automatically extend in two-year renewal periods unless and until terminated.

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

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

          We experienced net income of $3,355,538 for the three months ended June 30, 2012 compared to a net loss of $266,466 for the three months ended June 30, 2011. The increase in net income for the second quarter was mainly driven by an increase in the value of our indirect ownership interest in the marketing joint venture, in particular an increase in barrels of crude oil sold and higher margins on the purchase and sale of crude oil.

          General and administrative expense was $585,083 for the three months ended June 30, 2012 compared to $515,937 for the three months ended June 30, 2011.

          Income from our indirect investment in the transloading joint venture was $990,271 for the three months ended June 30, 2012 compared to $624,347 for the three months ended June 30, 2011. The increase was volume driven in addition to the transloading facility only experiencing one down day through June 2012 compared to 28 days through June 2011. Income from our indirect investment in the marketing joint venture was $5,663,837 for the three months ended June 30, 2012. The marketing joint venture did not begin the marketing of crude oil until July 2011.

          We recognized rental income of $77,932 for the three months ended June 30, 2012 compared to $77,202 for the three months ended June 30, 2011. The increase resulted from an increase in the monthly rent due under our lease agreement with the transloading joint venture beginning in June 2012.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

          We experienced a net loss of $12,514,337 for six months ended June 30, 2012 compared to a net loss of $936,724 for the six months ended June 30, 2011. The increased net loss is primarily driven by the settlement of the embedded derivative partially offset by an increase in the value of our indirect ownership interest in the marketing joint venture, in particular an increase in barrels of crude oil sold and higher margins on the purchases and sales of crude oil. As previously reported, the embedded derivative was settled through the April 21, 2012 issuance of promissory notes in the aggregate principal amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 as of April 21, 2012 compared to $5,540,000 at December 31, 2011. The $27,311,800 increase in the fair value of the embedded derivative was recorded as interest expense during the six month period ended June 30, 2012.

          General and administrative expense was $1,344,535 for the six months ended June 30, 2012 compared to $2,146,091 for the six months ended June 30, 2011. The decrease was primarily due to consulting related expenses in 2011 of approximately $1.6 million which was partially offset by an increase in compensation and accounting related expenses in 2012.

          Income from our indirect investment in the transloading joint venture was $2,056,902 for the six months ended June 30, 2012 compared to $1,404,422 for the six months ended June 30, 2011. The increase was volume driven in addition to the transloading facility only experiencing one down day through June 2012 compared to 28 days through June 2011. Income from our indirect investment in the marketing joint venture was $7,552,564 for the six months ended June 30, 2012. The marketing joint venture did not begin the marketing of crude oil until July 2011.

          We recognized rental income of $158,212 for the six months ended June 30, 2012 compared to $154,404 for the six months ended June 30, 2011. The increase resulted from an increase in the monthly rent due under our lease agreement with the transloading joint venture beginning in June 2012.

Non-GAAP Financial Measures

          We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, and (iv) non-cash expenses relating to share based payments recognized under ASC Topic 718. Adjusted EBITDA was $6,263,595 and $8,621,419 for the three and six months ended June 30, 2012 compared to $475,865 and $1,271,491 for the three and six months ended June 30, 2011. The increase in Adjusted EBITDA was primarily related to the increase in volume and the Company’s investment in DPTS Marketing LLC which was not operational in the first half of 2011.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$3,355,538	$(266,466)	$(12,514,337)	$(936,724)
Add Back:
Income Tax Provision (Benefit)	2,004,385	(172,000)	(7,471,015)	(605,000)
Depreciation and Amortization	41,340	38,955	82,557	77,437
Share Based Compensation - Employees and Directors	116,638	100,213	198,276	118,716
Share Based Compensation - Consultants	—	192,816	—	1,742,816
Interest Expense	745,694	582,347	28,325,938	874,246
Adjusted EBITDA	$6,263,595	$475,865	$8,621,419	$1,271,491

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

Cash Flows

          Our cash flows depend, to a large degree, on the level of spending by oil companies on development and production activities. Sustained increases or decreases in the price of crude oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions.

Cash Flows Used in Operating Activities

          Net cash used in operating activities totaled $1.6 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively, or an increase of cash used of $1.1 million. The primary reason for the increase in cash used in operating activities was the increase in cash general and administrative expenses of $0.9 million and cash paid for interest expense of $0.3 million in the six months ended June 30, 2012. These increases in cash used for operating activities was partially offset as a result of a change in working capital related to an increase in accounts payable and accrued expenses of $0.5 million for the six months ended June 30, 2012.

Cash Flows Provided by Investing Activities

          Net cash provided by investing activities totaled $1.0 million for the six months ended June 30, 2012 compared to net cash used in investing activities totaling $9.7 million for the six months ended June 30, 2011. This change represented an increase equaling $10.7 million, which related to additional cash received from our indirect investment in Dakota Petroleum Transport Solutions, LLC during 2012 and cash paid for our indirect investment in DPTS Marketing LLC during 2011.

Cash Flows Provided by Financing Activities

          Cash flows provided by financing activities for the six months ended June 30, 2012 were $0 compared to $10.3 million for the six months ended June 30, 2011. In January 2011, the Company received $3.5 million in proceeds from the issuance of senior promissory notes and paid cash dividends of $1.9 million. In March 2011, the Company received $3.2 million from the issuance of common stock. In April 2011, the Company received $5.5 million in proceeds from the issuance of junior promissory notes.

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

          Under the terms of the outstanding promissory notes, an additional payment, which may be paid in shares or in the form of a subordinated promissory note, at the election of each holder, was triggered by the merger of Dakota Plains, Inc. with and into our Company. Because the average closing price of our common stock over the twenty trading days immediately following that merger (the “Initial Trading Price”) exceeded $2.50, each note holder was entitled to receive from us an amount equal to the remainder, to the extent positive, of (x) the unpaid principal amount of their promissory note multiplied by the Initial Trading Price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes elected to receive the additional payment in the form of either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. On April 21, 2012 the Company issued an aggregate principal amount of $27,663,950 in promissory notes and 1,296,963 shares of the Company’s common stock.

          Due to the joint venture partners’ mutually agreed upon suspension of regular distributions by the transloading joint venture in order to retain cash for certain capital expenditures (discussed below) and our expectation that the marketing joint venture will not provide a priority cash distribution during 2012 (discussed below), we do not expect to receive significant cash distributions from our investments in the existing joint ventures for at least the remainder of fiscal 2012. In light of the scheduled maturity of our $9.0 million aggregate principal amount of promissory notes in March 2013 and our $27.7 million aggregate principal amount of promissory notes in April 2013, we expect to have significant cash requirements in the next twelve months. We anticipate that we will need to obtain additional financing to meet these obligations. We may from time to time seek, replace, or renegotiate the terms of our outstanding debt through privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. While we are determined to continue to preserve value and to ensure the long-term success of our Company, we cannot be certain that we will be able to raise additional financing on terms acceptable to us. If we are unable to obtain new financing, if and when necessary, our financial results and liquidity could be materially adversely affected.

Transloading Joint Venture Distributions

          The transloading joint venture distributes a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining, is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Dakota Plains Transloading, LLC received a regular cash distribution from the transloading joint venture in January and March 2012. However, beginning in April 2012, Dakota Plains Transloading, LLC has temporarily suspended regular distributions to conserve capital in order to fund general capital improvements and capacity expansion at our New Town, North Dakota transloading facility.

Marketing Joint Venture Distributions

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution equaling of $20 million and the cash necessary to fund, the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture has made no cash distributions since its inception in April 2011.

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

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

          Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC purusant to the Exchange Act are located under SEC file number 000-53390.

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012(1)

3.2	Amended and Restated Bylaws, effective March 23, 2012(2)

4.1	Form of Promissory Note due April 21, 2013(3)

10.1	DPTS Marketing LLC Amended and Restated Member Control Agreement (4)

10.2	Dakota Petroleum Transport Solutions, LLC Amended and Restated Member Control Agreement(5)

10.3	Amended and Restated Lease Agreement(6)

10.4	Employment Agreement with Robert C. Henry, dated April 9, 2012*(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed March 23, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed June 1, 2012.

(4)	Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 1, 2012.
(5)	Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 1, 2012.
(6)	Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed June 1, 2012.
(7)	Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed April 13, 2012.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2012	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, effective March 23, 2012	Incorporated by Reference
4.1	Form of Promissory Note doe April 21, 2013	Incorporated by Reference
10.1	DPTS Marketing LLC Amended and Restated Member Control Agreement	Incorporated by Reference
10.2	Dakota Petroleum Transport Solutions, LLC Amended and Restated Member Control Agreement	Incorporated by Reference
10.3	Amended and Restated Lease Agreement	Incorporated by Reference
10.4	Employment Agreement with Robert C. Henry, dated April 9, 2012	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101. INS	XBRL Instance Document	Filed Electronically
101. SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101. CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101. DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101. LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101. PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically