Form 10-Q
period 2012-09-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2012-11-14
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

As of November 13, 2012, the registrant had 41,815,996 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS

	September 30, 2012	December 31, 2011
CURRENT ASSETS
Cash and Cash Equivalents	$400,761	$1,753,665
Prepaid Expenses	65,460	16,756
Other Current Assets	13,000	—
Deferred Tax Asset	9,489,000	2,307,000
Total Current Assets	9,968,221	4,077,421

PROPERTY AND EQUIPMENT
Land	1,056,776	1,053,576
Site Development	2,329,660	2,329,660
Other Property and Equipment	45,292	42,075
Total Property and Equipment	3,431,728	3,425,311
Less - Accumulated Depreciation	383,455	259,520
Total Property and Equipment, Net	3,048,273	3,165,791

PREFERRED DIVIDEND RECEIVABLE	693,151	317,808

INVESTMENT IN DPTS MARKETING LLC	20,604,856	11,996,571

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	4,454,424	2,890,280

OTHER ASSETS	208,335	—

Total Assets	$38,977,260	$22,447,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$430,578	$32,616
Accrued Expenses	1,115,053	80,661
Derivative Liability	—	5,540,000
Deferred Rental Income	20,679	125,164
Promissory Notes	16,198,650	—
Total Current Liabilities	17,764,960	5,778,441

LONG-TERM LIABILITIES
Promissory Notes	20,465,300	9,000,000
Deferred Rental Income	170,603	125,163
Deferred Tax Liability	273,000	460,000
Total Long-Term Liabilities	20,908,903	9,585,163

Total Liabilities	38,673,863	15,363,604

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock, Par Value $.001; 100,000,000 Authorized, 41,355,884 and 37,014,018 outstanding, respectively	41,355	37,014
Additional Paid-In Capital	15,715,512	10,158,044
Accumulated Deficit	(15,453,470)	(3,110,791)
Total Stockholders’ Equity	303,397	7,084,267

Total Liabilities and Stockholders’ Equity	$38,977,260	$22,447,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental Income - Related Party	$51,407	$79,897	$209,619	$234,301

OPERATING EXPENSES
General and Administrative Expense	804,043	748,788	2,148,578	2,894,879
Depreciation and Amortization	41,378	40,708	123,935	118,145
Total Operating Expenses	845,421	789,496	2,272,513	3,013,024

LOSS FROM OPERATIONS	(794,014)	(709,599)	(2,062,894)	(2,778,723)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	533,973	1,284,311	2,590,875	2,688,733
Income from Investment in DPTS Marketing LLC	1,431,064	344,510	8,983,628	344,510
Interest Expense (Net of Interest Income)	(893,891)	(608,911)	(29,219,829)	(1,483,157)
Other Expense	—	—	—	(2,776)
Total Other Income (Expense)	1,071,146	1,019,910	(17,645,326)	1,547,310

INCOME (LOSS) BEFORE INCOME TAXES	277,132	310,311	(19,708,220)	(1,231,413)

INCOME TAX PROVISION (BENEFIT)	105,474	121,000	(7,365,541)	(484,000)
	.
NET INCOME (LOSS)	$171,658	$189,311	$(12,342,679)	$(747,413)

Net Income (Loss) Per Common Share – Basic	$0.00	$0.01	$(0.31)	$(0.02)

Net Income (Loss) Per Common Share – Diluted	$0.00	$0.00	$(0.31)	$(0.02)

Weighted Average Shares Outstanding - Basic	40,809,389	35,858,258	39,350,940	34,940,470

Weighted Average Shares Outstanding - Diluted	42,478,827	38,012,274	39,350,940	34,940,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(12,342,679)	$(747,413)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	123,935	118,145
Amortization of Debt Discount	—	897,877
Loss on Disposal of Property and Equipment	—	2,776
Loss on Derivative Liability	27,311,800	—
Deferred Income Taxes	(7,369,000)	(484,000)
Issuance of Common Stock for Consulting Fees	—	1,936,079
Decrease (Increase) in Deferred Rental Income	45,440	(69,254)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(2,590,875)	(2,688,733)
Income from Investment in DPTS Marketing LLC	(8,983,628)	(344,510)
Noncash Rental Income	(38,910)	(60,739)
Share-based Compensation	373,959	387,504
Changes in Working Capital and Other Items:
Increase in Prepaid Expenses	(48,704)	(92,595)
Increase in Other Current Assets	(13,000)
Increase in Accounts Payable	189,627	34,445
Decrease in Income Taxes Payable	—	(211,220)
Increase in Accrued Expenses	1,034,392	3,316
Decrease (Increase) in Deferred Rental Income	(104,485)	12,310
Net Cash Used In Operating Activities	(2,412,128)	(1,306,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(6,417)	(108,261)
Cash Paid for Deposit	—	(100,000)
Cash Paid for Investment in DPTS Marketing LLC	—	(10,000,100)
Cash Received from Dakota Petroleum Transport Solutions, LLC	1,065,641	795,473
Net Cash Provided by (Used In) Investing Activities	1,059,224	(9,412,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	3,187,500
Proceeds from Exercise of Warrants	—	14,250
Cash Dividend Paid	—	(1,941,632)
Proceeds from Senior Promissory Note	—	3,500,000
Proceeds from Junior Promissory Notes	—	5,500,000
Net Cash Provided by Financing Activities	—	10,260,118

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,352,904)	(458,782)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,753,665	575,290

CASH AND CASH EQUIVALENTS – END OF PERIOD	$400,761	$116,508

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$808,525	$585,863
Cash Paid During the Period for Income Taxes	$2,985	$211,220

Non-Cash Financing and Investing Activities
Payment of Consulting Fees through Issuance of Common Stock	$—	$2,128,000
Preferred Dividend Receivable	$375,343	$—
Purchase of Property and Equipment Paid Subsequent to Period End	$30,800	$59,800
Purchase of Other Assets Paid Subsequent to Period End	$208,335	$—
Fair Value of Warrants Issued for Debt Issuance Costs	$—	$1,346,816
Satisfaction of Derivative Liability with Common Stock	$5,187,850	$—
Promissory Notes Issued to Satisfy Derivative Liability	$27,663,950	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

					Retained
			Additional	Stock	Earnings	Total
	Common Stock		Paid-In	Subscriptions	(Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit)	Equity

Balance – December 31, 2010	30,592,744	30,592	2,238,763	—	610,013	2,879,368

Sale of Common Shares at $2.125 Per Share	1,500,000	1,500	3,186,000	—	—	3,187,500

Sale of Common Shares at $4 Per Share	500,000	500	1,999,500	—	—	2,000,000

Issuance of Common Shares related to Consulting Agreement	2,282,000	2,282	2,165,718	—	—	2,168,000

Issuance of Restricted Common Shares	600,000	600	(600)	—	—	—

Issuance of Common Shares as a Stock Dividend	1,441,774	1,442	(1,442)	—	—	—

Issuance of Common Shares to Board of Directors	40,000	40	84,960	—	—	85,000

Issuance of Common Shares for Finance Costs	7,500	8	29,992	—	—	30,000

Cash Dividend Paid	—	—	(1,331,619)	—	(610,013)	(1,941,632)

Share Based Compensation	—	—	425,756	—	—	425,756

Issuance of Common Shares Related to Exercise of Warrants	50,000	50	14,200	—	—	14,250

Warrants Issue Included in Debt Issuance Costs	—	—	1,346,816	—	—	1,346,816

Net Loss	—	—	—	—	(3,110,791)	(3,110,791)

Balance - December 31, 2011	37,014,018	$37,014	$10,158,044	$—	$(3,110,791)	$7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	—	—	—

Issued Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	—	—	—

Share Based Compensation	—	—	348,960	—	—	348,960

Issuance of Restricted Common Shares	15,000	15	(15)	—	—	—

Issuance Pursant to Additional Payment Elections	1,296,963	1,296	5,186,553	—	—	5,187,849

Issuance of Common Shares to Board of Directors	3,125	3	24,997			25,000

Net Loss	—	—	—	—	(12,342,679)	(12,342,679)

Balance - September 30, 2012	41,355,884	$41,355	$15,715,512	$—	$(15,453,470)	$303,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2012

1.	Organization and Nature of Business

On March 22, 2012, Dakota Plains Holdings, Inc., formerly known as MCT Holding Corporation (“DP” or our “Company”), Dakota Plains, Inc., a Minnesota corporation engaged in the crude oil transportation business (“Dakota Plains”), and DP Acquisition Corporation, a Minnesota corporation (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into Dakota Plains (the “Initial Merger”), the separate corporate existence of the Merger Subsidiary ceased, and Dakota Plains continued as the surviving corporation and as a wholly owned subsidiary of our Company. See Note 12 for details of the Initial Merger.

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

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2011, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2011. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05). The guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders’ equity. The standard will allow the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12). The FASB indefinitely deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The standard, except for the portion that was indefinitely deferred, is effective for the Company on January 1, 2012 and must be applied retrospectively. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The standard generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy. Additionally, the standard includes changes on topics such as measuring fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This standard is effective for the Company on January 1, 2012. The standard will require additional disclosures, but it will not impact the Company’s results of operations, financial position or cash flows. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

Going Concern

As of September 30, 2012 the Company had cash and cash equivalents of approximately $401,000 and accounts payable and accrued expenses were approximately $1.55 million. In addition, the Company had $9.0 million aggregate principal amount of promissory notes due March 1, 2013 and $27.7 million aggregate principal amount of promissory notes due April 21, 2013 outstanding.

On November 2, 2012, the Company completed a private placement of debt, including an extension and reduction of a significant portion of its outstanding debt. The Company issued $22.0 million aggregate principal amount of 12.0% senior unsecured promissory notes due October 31, 2015 (“3-Year Notes”). In addition to $6.14 million aggregate principal amount of 3-Year Notes issued for cash, approximately $3.9 million aggregate principal amount of 3-Year Notes were issued in exchange for an equivalent principal amount of outstanding 12.0% promissory notes due March 1, 2013 (“Notes due March 2013”) and approximately $11.96 million aggregate principal amount of 3-Year Notes were issued for all promissory notes issued in satisfaction of the Reduced Payment (See Subsequent Events footnote). The recently completed private placement resulted in securing approximately $6.0 million in net cash proceeds which will be utilized for future capital expenditures and working capital.

In March 2012, the Company mutually agreed with its joint venture partner to suspend the monthly regular distributions by the transloading joint venture in order to retain cash for planned capital expenditures by the transloading joint venture, through the end of 2012. The Company also expects that the marketing joint venture will not provide priority cash distribution during 2012.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture, 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, and 50% owned Dakota Plains Services, LLC (“DPS”) joint venture. DPTS, DPTSM, and DPS have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements. The Company’s share of the joint ventures’ operating results for each reporting period is adjusted for the Company’s share of intercompany transactions. Such transactions primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting.

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

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $123,935 and $41,378 for the nine and three months ended September 30, 2012, respectively, and $118,145 and $40,708 for the nine and three months ended September 30, 2011, respectively.

Impairment

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment identified at September 30, 2012 and December 31, 2011.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of September 30, 2012 and December 31, 2011.

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

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For restricted stock grants, the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted earnings per share. As the Company had a loss for the nine month periods ended September 30, 2012 and 2011, the potentially dilutive shares are anti-dilutive and thus not added into the earnings per share calculation.

As of September 30, 2012, there were (i) 545,000 shares of restricted stock that were issued and vest in 2013 that represent potentially dilutive shares; (ii) 1,000,000 stock warrants that were issued and presently exercisable that represent potentially dilutive shares, which have an exercise price of $0.285 per share; (iii) 700,000 stock warrants that were granted but are not presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50 per share and vest in 2013; (iv) 250,000 stock options that were issued and presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50; (v) 15,625 stock options were issued and presently exercisable that represent potentially dilutive shares, which have an exercise price of $8.00.

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

As part of the joint venture agreement the Company will own the Transloading Facility and the equipment acquired and leases the property to Dakota Petroleum Transport Solutions, LLC.

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

On June 1, 2012, DPT entered into an amended and restated member control agreement with PTS and Dakota Petroleum Transport Solutions, LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments and supplements, extends the initial term until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in Dakota Petroleum Transport Solutions, LLC on its condensed consolidated balance sheet.

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

To reflect the economics of the $526,410 of costs incurred the Company recognized rental income of $6,749 per month through June 2012. In June 2012, the term of the joint venture agreement was extended and the monthly rental income recognized by the Company was decreased to $1,291 per month through December 31, 2021. The term of the agreement was amended effective June 1, 2012. In the three month period ended September 30, 2012 the Company recognized a true-up on the rental income recognized in June 2012 in the amount of $5,458. Rental income related to these costs incurred was $38,909 for the nine months ended September 30, 2012 and $60,741 for the nine months ended September 30, 2011 and ($1,584) for the three months ended September 30, 2012 and $20,247 for the three months ended September 30, 2011. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of September 30, 2012, the Company has been reimbursed the full $794,337 of additional expenditures related to the Supplemental Agreement.

The Company will report the $397,169, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $397,168 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. Rental income related to the Supplemental Agreement was $59,045 and $5,170 for the nine and three months ended September 30, 2012, respectively, and $87,336 and $30,909 for the nine and three months ended September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company has received $191,282 and $250,327 in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the condensed consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There are no future lease payments receivable related to this agreement as of September 30, 2012.

The unaudited financial statements of Dakota Petroleum Transport Solutions, LLC are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$4,162,436	$3,632,106	$11,591,616	$7,544,646
Net Income	965,134	2,408,825	4,762,514	4,908,861
Company’s Share of Equity in Net Income	482,567	1,204,413	2,381,257	2,454,431

	September 30,	December 31,
	2012	2011
Total Assets	$11,817,395	$6,820,137
Total Liabilities	2,525,984	519,761
Share of Equity in Net Assets	4,645,706	3,150,188

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

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. The Company made its Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At September 30, 2012 and December 31, 2011, the Company reported a preferred dividend receivable of $693,151 and $317,808, respectively, on its condensed consolidated balance sheet. The Company had received no payments from DPTS Marketing LLC as of September 30, 2012.

The operations of DPTS Marketing LLC commenced in May 2011. Under provisions of the member control agreement the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

On June 1, 2012, our wholly owned subsidiary Dakota Plains Marketing LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its condensed consolidated balance sheet.

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$24,204,483	$1,853,231	$59,330,940	$1,853,231
Net Income	2,862,128	689,020	17,967,255	689,020
Company’s Share of Equity in Net Income	1,431,064	344,510	8,983,628	344,510

	September 30,	December 31,
	2012	2011
Total Assets	$51,860,047	$26,813,607
Total Liabilities	10,650,336	2,820,465
Share of Equity in Net Assets	20,604,856	11,996,571

Dakota Plains Services, LLC

The Company, through its wholly owned subsidiary Dakota Plains Trucking, LLC, entered into a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of the outstanding member units of Dakota Plains Services, LLC. The joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time.

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding.

The member control agreement of Dakota Plains Services, LLC includes a provision that JPND will receive all distributions from the joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split 50/50 after JPND has received distributions equal to its capital contribution.

The operations of Dakota Plains Services, LLC commenced in September 2012. Under provisions of the member control agreement the profits and losses of Dakota Plains Services, LLC are split 50/50, pro rata based on number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the condensed consolidated statements of operations, and the Company will record an investment in Dakota Plains Services, LLC on its condensed consolidated balance sheet. The Company did not recognize the loss from Dakota Plains Services, LLC for the three and nine month periods ended September 30, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of September 30, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

The unaudited financial statements of Dakota Plains Services, LLC are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$99,431	$—	$99,431	$—
Net Loss	(99,757)	—	(99,757)	—
Company’s Share of Equity in Net Loss	—	—	—	—

	September 30,	December 31,
	2012	2011
Total Assets	$99,431	$—
Total Liabilities	199,188	—
Share of Equity in Net Assets	—	—

4.	Other Assets

On September 27, 2012, the Company entered into an option to purchase real property agreement for approximately 32 acres of real estate adjacent to the Company’s transloading operation. The purchase price of the land is $126,960 plus the Company has agreed to pay for dirt work required by the seller as part of the purchase price. As of September 30, 2012, the dirt work had been completed, and the Company incurred costs of $208,335. This amount is included in other assets in the condensed consolidated balance sheet. The Company plans to purchase the land in the fourth quarter of 2012.

5.	Lease Agreement

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

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the nine months ended September 30, 2012, $111,665 of the $223,330 in rent payments was recognized as rental income and $111,665 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the three months ended September 30, 2012, $47,822 of the $95,643 in rent payments was recognized as rental income and $47,821 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the nine months ended September 30, 2011, $86,225 of the $172,450 in rent payments was recognized as rental income and $86,225 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the three months ended September, 2011, $28,742 of the $57,483 in rent payments was recognized as rental income and $28,741 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

6.	Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of September 30, 2012 and December 31, 2011.

In August 2012, the Company issued 3,125 shares of common stock to a member of its Board of Directors pursuant to its 2011 Equity Incentive Plan. These shares were valued at $25,000 or $8.00 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

7.	Stock-Based Compensation and Warrants

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

Warrants

Prior to the Initial Merger described in Note 1, Dakota Plains had 3,450,000 outstanding warrants that were exercisable at $0.285 per share of common stock which we adopted through the Initial Merger. On March 26, 2012, 2,450,000 of these warrants were exercised. Those warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 63,420 of the Company’s common stock.

The table below reflects the status of warrants outstanding at September 30, 2012:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
Total	1,700,000

Outstanding Warrants

•	No warrants were forfeited or expired during the nine month period ended September 30, 2012.

•

The Company recorded general and administrative expense of $50,381 and $16,794 for the nine and three month periods ended September 30, 2012, respectively, and $35,944 and $16,794 for the nine and three month periods ended September 30, 2011, respectively, related to these warrants. The Company will recognize $31,000 of compensation expense in future periods relating to warrants that have been granted as of September 30, 2012.

•	There are 1,000,000 warrants that are exercisable at September 30, 2012.

•	2,450,000 warrants were exercised during the nine month period ended September 30, 2012.

Stock Options

In August 2012, the Company granted 15,625 stock options under its 2011 Equity Incentive Plan to a member of the board. The options were granted at a price of $8.00 and were fully excercisable on the grant date. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The Company recognized $24,047 of expense related to these options in the three and nine month periods ended September 30, 2012.

The following assumptions were used for the Black-Scholes model:

Risk free rates	0.27%
Dividend yield	0%
Expected volatility	30.35%
Weighted average expected stock options life	2.5 Years

The “fair market value” at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$1.54
Total stock options granted	15,625
Total weighted average fair value of stock options granted	$24,047

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the nine month period ended September 30, 2012:

•	No options were exercised or forfeited in the nine month period ended September 30, 2012.

•	No options expired during the nine month period ended September 30, 2012.

•	Options covering 265,625 shares are exercisable and outstanding at September 30, 2012.

•

There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of September 30, 2012, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at September 30, 2012.

Restricted Stock Awards

During the nine months end September 30, 2012, the Company issued 15,000 shares of common stock under its 2011 Equity Incentive Plan as compensation to an employee of the Company. Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2013. As of September 30, 2012, there was approximately $215,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $274,532 and $109,844 for the nine and three month periods ended September 30, 2012, respectively, and $183,856 and $83,855 for the nine and three month periods ended September 30, 2011, respectively, related to restricted share grants.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine month period ended September 30, 2012:

	Nine Month Period Ended September 30, 2012
	Number of Shares	Weighted- Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	550,000	$1.02
Shares Granted	15,000	$12.00
Lapse of Restrictions	20,000	$2.13
Restricted Shares Outstanding at September 30, 2012	545,000	$1.28

8.	Promissory Notes

On November 1, 2011 the Company entered into an Exchange and Loan Agreement with the holders of certain senior and junior promissory notes (“Old Notes”). As part of the Exchange and Loan Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes and extend the term of the promissory notes.

The new promissory notes bore interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter beginning December 31, 2011. The promissory notes were unsecured and matured on March 1, 2013. The Company could have prepaid the promissory notes in whole or in part without penalty or premium and without prior written consent at any time due to the occurrence of a Public Listing, as defined in the Exchange and Loan Agreement, in March 2012.

Pursuant to the Exchange and Loan Agreement, the Company, at its discretion on or before November 1, 2012, could require certain holders of the new promissory notes to lend to the Company, in a single draw, up to an aggregate of $5.5 million in proportion to the principal amount of such holders’ existing new promissory notes. The supplemental notes, if issued, would bear 18% simple annual interest and would mature one year after the date of issuance. If supplemental notes are issued, each holder of the supplemental notes will also receive a warrant to purchase at the strike price (volume weighted average closing price of the Company’s common stock over the twenty trading days after the supplemental notes are issued) a number of shares of the Company’s common stock equal to the quotient of the 50% of the principal amount of the supplemental note divided by $1.00. The warrant would be exercisable at any time during the period that is ten years after the date the supplemental notes are issued at a per share exercise price equal to the volume-weighted average closing price of the Company’s common stock over the twenty trading days after the date the supplemental notes are issued. The Company has not borrowed any additional amounts under this provision as of September 30, 2012.

The new promissory notes included an additional payment provision similar to the additional payment provision included in the promissory notes issued by Dakota Plains, Inc. in April 2011, which were exchanged for the new promissory notes. The additional payment provision provided that upon Public Listing of the Company if the initial trading price, as defined in the Exchange and Loan Agreement, exceeds $2.50, then the holder was entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes could elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. The additional payment due to the holders of the notes under this provision was $32,851,800.

On April 21, 2012, the Company issued promissory notes in the aggregate principal amount of $27,663,950 related to the additional payment provision. These promissory notes matured on April 21, 2013.

As a result of the private placement of debt subsequent to the balance sheet date (see Note 13), the $20,465,300 of the promissory notes were classified as a long-term liability on the September 30, 2012 condensed consolidated balance sheet.

Derivative Liability

The additional payment provision in the new promissory notes was considered an embedded derivative until April 2012. This embedded derivative was reported as a current liability on the Company’s condensed consolidated balance sheet at fair value at December 31, 2011. The fair value of the embedded derivative at December 31, 2011 was calculated using the Monte Carlo Simulation valuation model based on factors present at the date valued.

On April 21, 2012, the embedded derivative was satisfied with the issuance of promissory notes in the aggregate amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 at April 21, 2012. The increase in the fair value of the embedded derivative during the nine month period ended September 30, 2012, $27,311,800, was recorded as interest expense on the condensed consolidated statement of operations.

9.	Income Taxes

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

The income tax benefit for the nine month periods ended September 30, 2012, and 2011 consists of the following:

	Nine Months Ended September 30,
	2012	2011
Current Income Taxes	$3,459	$—

Deferred Income Taxes
Federal	(6,699,000)	(440,000)
State	(670,000)	(44,000)

Total Benefit	$(7,365,541)	$(484,000)

The components of the Company’s deferred tax asset were as follows:

	September 30, 2012	December 31, 2011
Deferred Tax Assets (Liabilities)
Current:
Deferred Rent	$15,000	$93,000
Prepaid Expenses	(23,000)	(5,000)
Derivative Liability	—	2,072,000
Net Operating Loss	9,065,000	81,000
Accrued Interest	411,000	—
Other	21,000	66,000
Current	9,489,000	2,307,000

Noncurrent:
Fixed Assets	(411,000)	(444,000)
Share based Compensation	93,000	(17,000)
Investment in Dakota Petroleum Transport Solutions, LLC	(83,000)	(93,000)
Deferred Rent	128,000	94,000
Non-current	(273,000)	(460,000)

Total deferred tax assets	$9,216,000	$1,847,000

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the nine and three month periods ended September 30, 2012 and 2011, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 relating to unrecognized benefits.

The 2011 and 2010 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

10.	Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, trade receivables, accounts payable and promissory notes approximate fair value because of their immediate or short-term maturities.

11.	Fair Value

FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820-10-55 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value of hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

As of September 30, 2012 and December 31, 2011 the Company had no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Liabilities
Balance at December 31, 2011	$(5,540,000)
Satisfied through the Issuance of Promissory Notes and Common Stock	5,540,000
Balance at September 30, 2012	$—

12.	Merger Agreement

As of March 22, 2012, the issued and outstanding common stock of Dakota Plains before the Initial Merger was converted into the right to receive an aggregate of 37,014,018 shares of our Company’s common stock, all of which were “restricted securities” under Rule 144. Of those shares, 530,000 are restricted shares of our Company’s common stock issued under certain Employment Agreements in exchange for 530,000 shares of similarly restricted Dakota Plains’ common stock. In addition, the outstanding options issued by Dakota Plains before the Initial Merger were converted into options to purchase an aggregate of 250,000 shares of our Company’s common stock and the outstanding warrants issued by Dakota Plains before the Initial Merger were converted into warrants to purchase an aggregate of 4,150,000 shares of our Company’s common stock. The shareholders of our Company before the Initial Merger retained 640,200 shares of common stock, representing approximately 1.7% of our outstanding shares of common stock immediately after the Initial Merger.

In March 2012, Dakota Plains Holdings, Inc., the surviving corporation from the Initial Merger and then a wholly owned subsidiary of our Company, merged with and into MCT Holding Corporation (the “Second Merger”). Pursuant to the plan of merger governing the Second Merger, our Company changed its name from “MCT Holding Corporation” to “Dakota Plains Holdings, Inc.”

13.	Subsequent Events

In October 2012, the Company entered into a purchase agreement to acquire 94 acres in New Town, North Dakota, which would provide over 191 contiguous acres for the transloading facility. In October the Company wired a down payment of $200,000 and anticipates closing on the purchase of the land in the fourth quarter of 2012. The total purchase price of the property is $1,750,000.

On November 2, 2012, the Company completed a private placement of debt, including an extension and reduction of a significant portion of its outstanding debt. The Company issued $22.0 million aggregate principal amount of 12.0% senior unsecured promissory notes due October 31, 2015 (“3-Year Notes”). In addition to $6.14 million aggregate principal amount of 3-Year Notes issued for cash, approximately $3.9 million aggregate principal amount of 3-Year Notes were issued in exchange for an equivalent principal amount of outstanding 12.0% promissory notes due March 1, 2013 (“Notes due March 2013”) and approximately $11.96 million aggregate principal amount of 3-Year Notes were issued for all promissory notes issued in satisfaction of the Reduced Payment.

All interest on the 3-Year Notes will be paid quarterly in arrears on each December 31st, March 31st, June 30th and September 30th, commencing on December 31, 2012, and all principal amounts and accrued but unpaid interest under the 3-Year Notes will be due and payable on October 31, 2015. The Company, in its sole discretion, may settle the 3-Year Notes any time after all of the Notes due March 2014 have been settled, by payment to the holders of the principal amount and all accrued but unpaid interest through the date of settlement. The 3-Year Notes provide for customary events of default and may be prepaid by the Company without penalty at any time after all amounts due under the Notes due March 2014 have been repaid.

Pursuant to subscription agreements between the Company and persons who purchased 3-Year Notes for cash, the Company issued warrants to purchase 921,000 shares of its common stock, exercisable for cash or pursuant to a cashless exercise feature at $4.00 per share from the date of issuance until October 31, 2017.

In connection with the private placement of the 3-Year Notes, the Company entered into an Amended Election, Exchange and Loan Agreements with each of the holders of the Company’s outstanding Notes due March 2013 pursuant to which the Company agreed to reduce the additional payment due under those notes to reflect an initial trading price equal to $7.776 derived from the average closing price of the Company’s common stock during the 150 trading days immediately following March 23, 2012. The revised calculation resulted in a reduced additional payment of approximately $19.0 million, a reduction of approximately $14 million, or 42%.

Pursuant to the Amended Election, Exchange and Loan Agreements all of the holders of the Company’s Notes due March 2013 agreed to surrender and void approximately $27.7 million aggregate principal amount of 12.0% promissory notes due April 21, 2013 and 483,088 shares of its common stock, all of which were issued by the Company as satisfaction of the additional payments as originally calculated and paid on May 25, 2012 as previously announced in the Company’s current report on Form 8-K filed June 1, 2012 (file no. 000-53390). As a result of revised elections by the holders, the Company issued in satisfaction of the Reduced Payment approximately $12.0 million aggregate principal amount of 3-Year Notes and 460,112 additional shares of its common stock based on an index price of $4.00 per share.

In addition, the holders of approximately $3.9 million of the $9.0 million outstanding aggregate principal amount of the Company’s Notes due March 2013 tendered their notes in exchange for 3-Year Notes and the holders of an additional approximately $4.6 million aggregate principal amount of the Company’s Notes due March 2013 tendered their notes in exchange for new 12.0% senior unsecured promissory notes due March 1, 2014.

As a part of the note exchanges, the Company paid to the holders of its outstanding promissory notes approximately $410,000, representing interest that would have accrued had the additional payment been reduced in advance of its original issuance in May 2012. In addition, the Company paid off $500,000 of the original $9.0 million note to one of its note holders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (SEC) on March 23, 2012, as amended.

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

Overview

          The Company is principally focused on developing and owning crude oil and related product transloading facilities and the marketing and transporting of crude oil originating within the Williston Basin of North Dakota and Montana. The Company competes through its joint ventures by providing its customers with value-added benefits, including a full-service transloading facility, competitive pricing and an optimal geographic location that is centrally located in Mountrail County, North Dakota. Through its wholly owned subsidiaries, the Company participates in a joint venture that markets crude oil purchased at the wellhead, a joint venture that transloads crude oil into rail cars at our facility in New Town, North Dakota, and a joint venture that transports crude oil by road through its joint venture’s trucking fleet. Each joint venture is organized in the form of a limited liability company, of which the Company holds a 50% membership interest.

          In November 2009, the Company entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC, the transloading joint venture in which its wholly owned subsidiary owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing Dakota Petroleum Transport Solutions, LLC is terminated. In June 2012, that member control agreement was amended to, among other things, extend the term of the agreement to December 31, 2021, which will automatically extend in two-year renewal periods until terminated.

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

2.

During the contracted month the marketing joint venture sends both third party trucking firms and Dakota Plains Services, LLC trucks to pick up the barrels from certain wellhead locations specified by the producer, or receives the barrels delivered in New Town.

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

          On June 1, 2012, our wholly owned subsidiary Dakota Plains Marketing LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTS Marketing LLC until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

          In early September, 2012, our wholly owned subsidiary Dakota Plains Trucking, LLC, formed a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of Dakota Plains Services, LLC. The joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

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

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

          The Company experienced net income of $171,658 for the three months ended September 30, 2012 compared to net income of $189,311 for the three months ended September 30, 2011. Net income for the third quarter was driven by an increase in the value of the Company’s indirect ownership interest in the marketing joint venture, due primarily to an increase in barrels of crude oil sold. However, the increase was partially offset by a decrease in the income from the Company’s indirect ownership interest in the transloading joint venture and an increase interest expense.

          General and administrative expense was $804,043 for the three months ended September 30, 2012 compared to $748,788 for the three months ended September 30, 2011.

          Income from our indirect investment in the transloading joint venture was $533,973 for the three months ended September 30, 2012 compared to $1,284,311 for the three months ended September 30, 2011. The decrease was primarily driven by the write-off of a former client’s uncollectible balance in addition to an increase of accrued expenses. Income from the Company’s indirect investment in the marketing joint venture was $1,431,064 for the three months ended September 30, 2012 compared to $344,510 for the three months ended September 30, 2011. The increase was primarily volume driven.

          The Company recognized rental income of $51,407 for the three months ended September 30, 2012 compared to $79,897 for the three months ended September 30, 2011. The decrease in rental income is due to the June 2012 extension of the transloading Member Control Agreement, which caused the rental income recognized by the Company to decrease as the deferred rent is amortized over a longer time period.

Nine months Ended September 30, 2012 vs. Nine months Ended September 30, 2011

          The Company experienced a net loss of $12,342,679 for nine months ended September 30, 2012 compared to a net loss of $747,413 for the nine months ended September 30, 2011. The increased net loss is primarily driven by the additional payment provision related to the promissory notes, which was partially offset by an increase in the income from the Company’s indirect ownership interest in the marketing joint venture, in particular an increase in barrels of crude oil. As previously reported, the additional payment provision was settled through the April 21, 2012 issuance of promissory notes in the aggregate principal amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 as of April 21, 2012 compared to $5,540,000 at December 31, 2011. The $27,311,800 increase in the fair value of the embedded derivative was recorded as interest expense during the nine month period ended September 30, 2012.

          General and administrative expense was $2,148,578 for the nine months ended September 30, 2012 compared to $2,894,879 for the nine months ended September 30, 2011. The decrease was primarily due to consulting related expenses in 2011 of approximately $1.6 million which was partially offset by an increase in compensation, legal and accounting related expenses in 2012.

          Income from the Company’s indirect investment in the transloading joint venture was $2,590,875 for the nine months ended September 30, 2012 compared to $2,688,733 for the nine months ended September 30, 2011. The transloading joint venture transloaded more barrels of oil as the facility only experienced one down day compared to 29 days through September 2011 but was impacted by the writing off of a former client’s uncollectible balance, in addition to an increase of accrued expenses. Income from the Company’s indirect investment in the marketing joint venture was $8,983,628 for the nine months ended September 30, 2012, which was primarily driven by an increase in volume and the fact that the joint venture began marketing crude oil in July 2011.

          The Company recognized rental income of $209,619 for the nine months ended September 30, 2012 compared to $234,301 for the nine months ended September 30, 2011. The decrease was due to the June 2012 extension of the transloading agreement from December 31, 2013 to December 31, 2021, which caused rental income to decrease as the deferred rent is amortized over a longer time period.

Non-GAAP Financial Measures

          The Company defines Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, and (iv) non-cash expenses relating to share based payments recognized under ASC Topic 718. Adjusted EBITDA was $1,388,086 and $10,009,504 for the three and nine months ended September 30, 2012 compared to $1,421,981 and $2,693,472 for the three and nine months ended September 30, 2011. The increase in Adjusted EBITDA was primarily driven by an increase in income from the Company’s indirect ownership interest in DPTS Marketing LLC.

Reconciliation of Adjusted EBITDA

Dakota Plains Holdings, Inc. Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$171,658	$189,311	$(12,342,679)	$(747,413)
Add Back:
Income Tax Provision (Benefit)	105,474	121,000	(7,365,541)	(484,000)
Depreciation and Amortization	41,378	40,708	123,935	118,145
Share Based Compensation - Employees and Directors	175,685	268,788	373,960	387,504
Share Based Compensation - Consultants	—	193,263	—	1,936,079
Interest Expense	893,891	608,911	29,219,829	1,483,157
Adjusted EBITDA	$1,388,086	$1,421,981	$10,009,504	$2,693,472

          Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to investors to gain an overall understanding of our current financial performance. Specifically, the Company believes the non-GAAP financial measure included herein provides useful information to both management and investors by excluding certain expenses that its management believes are not indicative of its operating results. In addition, the non-GAAP financial measure is used by its management for budgeting and forecasting as well as subsequently measuring its performance, and the Company believes that it provides investors with a financial measure that most closely aligns to its internal measurement processes.

Liquidity and Capital Resources

          The Company’s short and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin fields. The Company plans on expanding its existing transloading facility to meet the logistical and storage needs of future transloading arrangements. This will include, but is not limited to, the possible implementation of a central gathering system, which will feed into a storage facility. The recently completed private placement of debt resulted in securing approximately $6.0 million in net cash proceeds which will be utilized for capital expenditures and working capital.

Cash Flows

          The Company’s cash flows depend, to a large degree, on the level of spending by oil companies on development and production activities. Sustained increases or decreases in the price of crude oil could have a material impact on these activities, and could also materially affect its cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of common shares are within the Company’s control and are adjusted as necessary, based on market conditions.

Cash Flows Used in Operating Activities

          Net cash used in operating activities totaled $2.4 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively, or an increase of cash used of $1.1 million. The primary reason for the increase in cash used in operating activities was the increase in cash general and administrative expenses of $1.2 million and cash paid for interest expense of $0.2 million in the nine months ended September 30, 2012. These increases in cash used for operating activities was partially offset as a result of a change in working capital related to an increase in accounts payable of $0.2 million for the nine months ended September 30, 2012.

Cash Flows Provided by (Used In) Investing Activities

          Net cash provided by investing activities totaled $1.1 million for the nine months ended September 30, 2012 compared to net cash used in investing activities totaling $9.4 million for the nine months ended September 30, 2011. This change represented an increase equaling $10.5 million, which related to additional cash received from the Company’s indirect investment in Dakota Petroleum Transport Solutions, LLC during 2012 and cash paid for its indirect investment in DPTS Marketing LLC during 2011.

Cash Flows Provided by Financing Activities

          Cash flows provided by financing activities for the nine months ended September 30, 2012 were $0 compared to $10.3 million for the nine months ended September 30, 2011. In January 2011, the Company received $3.5 million in proceeds from the issuance of senior promissory notes and paid cash dividends of $1.9 million. In March 2011, the Company received $3.2 million from the issuance of common stock. In April 2011, the Company received $5.5 million in proceeds from the issuance of junior promissory notes.

          As previously disclosed, in November 2011, the Company’s predecessor entity, Dakota Plains, Inc., combined certain outstanding promissory notes by issuing $9.0 million aggregate principal amount of 12.0% promissory notes due March 1, 2013. All accrued but unpaid interest on the outstanding promissory notes was due and payable in arrears on the last day of each fiscal quarter. The Company may prepay amounts due under the promissory notes in whole or in part without penalty or premium at any time.

          Pursuant to the Exchange and Loan Agreements executed in connection with the issuance of the new promissory notes, the Company may, at its discretion, on or before November 1, 2012, require certain holders of the promissory notes to lend to the Company, in a single draw, up to an aggregate of $5.5 million in proportion to the principal amount of such holders’ existing promissory notes. The supplemental notes, if issued, would bear 18% simple annual interest and would mature one year after the date of issuance. If supplemental notes are issued, each holder of the supplemental notes will also receive a warrant to purchase at the strike price (volume weighted average closing price of our common stock over the twenty trading days after the supplemental notes are issued) a number of shares of our common stock equal to the quotient of the 50% of the principal amount of the supplemental note divided by $1.00. The warrant would be exercisable at any time during the period that is ten years after the date the supplemental notes are issued at a per share exercise price equal to the volume-weighted average closing price of its common stock over the twenty trading days after the date the supplemental notes are issued. As part of the November 2, 2012 debt restructuring this provision was removed.

          Under the terms of the outstanding promissory notes, an additional payment, which may be paid in shares or in the form of a subordinated promissory note, at the election of each holder, was triggered by the merger of Dakota Plains, Inc. with and into the Company. Because the average closing price of the Company’s common stock over the twenty trading days immediately following that merger (the “Initial Trading Price”) exceeded $2.50, each note holder was entitled to receive from the Company an amount equal to the remainder, to the extent positive, of (x) the unpaid principal amount of their promissory note multiplied by the Initial Trading Price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes elected to receive the additional payment in the form of either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. On April 21, 2012 the Company issued an aggregate principal amount of $27,663,950 in promissory notes and 1,296,963 shares of the Company’s common stock.

          On November 2, 2012, the Company completed a private placement of debt, including an extension and reduction of a significant portion of its outstanding debt. The Company issued $22.0 million aggregate principal amount of 12.0% senior unsecured promissory notes due October 31, 2015 (“3-Year Notes”). In addition to $6.14 million aggregate principal amount of 3-Year Notes issued for cash, approximately $3.9 million aggregate principal amount of 3-Year Notes were issued in exchange for an equivalent principal amount of outstanding 12.0% promissory notes due March 1, 2013 (“Notes due March 2013”) and approximately $11.96 million aggregate principal amount of 3-Year Notes were issued for all promissory notes issued in satisfaction of the Reduced Payment.

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

Trucking Joint Venture Distributions

          The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available, which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution is reimbursed. The trucking joint venture initiated its operations in early September 2012 and has made no cash distributions.

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

Date:	November 14, 2012	DAKOTA PLAINS HOLDINGS, INC.

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