Form 10-K
period 2012-12-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2013-03-14
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________.

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

MCT Holding Corporation
3884 East North Little Cottonwood Rd
Salt Lake City, Utah 84092
(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐ No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $346,152,266, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 12, 2013, the registrant had 42,378,496 shares of common stock issued and outstanding.

Documents Incorporated By Reference

     Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Forward-Looking Statements

          This report contains “forward-looking statements” within the meaning of the federal securities laws. Statements contained in this annual report that are not historical fact should be considered forward looking statements. Forward-looking statements include, but are not limited to, statements regarding plans and objectives of management for future operations or economic performance, or assumptions. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

          Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, Item 1A: “Risk Factors” in this report. That list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance.

          All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Jumpstart Our Business Startups Act Disclosure

          Our Company qualifies as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, Dakota Plains Holdings, Inc. is exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

ii

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

          Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

iii

PART I

Item 1.	Business

BUSINESS

Overview

     Dakota Plains Holdings, Inc. (our “Company”) is principally focused on developing and owning crude oil and related product transloading facilities, and the marketing and transporting of crude oil originating within the Williston Basin of North Dakota and Montana. We compete though our three joint ventures by providing our customers with value-added benefits, including a full-service transloading facility, competitive pricing and an optimal geographic location that is centrally located in Mountrail County, North Dakota. Through our wholly owned subsidiaries, we participate in a joint venture that markets crude oil purchased at the wellhead, a joint venture that transloads crude oil into rail cars at a facility we own in New Town, North Dakota, and a joint venture that transports crude oil by road through our shared trucking fleet, each of which is organized in the form of a limited liability company in which our subsidiaries own a 50% interest. Below is an organizational chart of our Company.

     Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, we have adopted a crude by rail model. According to the North Dakota Pipeline Authority, as of December 2012 the crude by rail industry was handling approximately 64% of the total takeaway, up from approximately 24% as of December 2011. Current pipeline constraints are limiting the amount of crude takeaway from the Bakken oil fields. As such, rail transloading facilities are necessary to efficiently capture an increasing demand for transportation of supplies and product to and from the oil fields. Based on our expectations for increases in demand, we also have initiated investments in alternative means to support the loading, marketing and transporting of crude oil and related products to and from the Bakken oil fields, including owning or leasing railcars and other similar capital investments.

     On March 22, 2012, DP Acquisition Corporation, a wholly owned subsidiary of our Company, merged with and into Dakota Plains, Inc. (the “Initial Merger”). Dakota Plains, Inc. was originally incorporated under the laws of the State of Nevada in 2008 under the name Dakota Plains Transport, Inc. In June 2011, it merged with and into Dakota Plains, Inc., a Minnesota corporation, for purposes of reincorporating under the laws of Minnesota.

     As of March 23, 2012, Dakota Plains, Inc., the surviving corporation from the Initial Merger and then a wholly owned subsidiary of our Company, merged with and into MCT Holding Corporation (the “Second Merger”). Pursuant to the plan of merger governing the Second Merger, our Company changed its name from “MCT Holding Corporation” to “Dakota Plains Holdings, Inc.”

Crude Oil Transloading Business Segment

     In 2009, we completed the acquisition and build-out of our New Town, North Dakota transloading facility, which is fully operational and consists of four rail tracks situated on approximately 27.46 acres serviced by Soo Line Railroad Company, doing business as Canadian Pacific. We extended the lengths of the rail tracks on our property during 2010 and completed excavation and grading sufficient to allow for the construction of two additional rail tracks. We then completed the construction of our third and fourth tracks in the summer of 2011. On December 29, 2011, we acquired an additional 40 acres of property adjacent to the existing facility. In December 2012, we purchased an additional 124 acres of property adjacent to the existing property. We now own approximately 192 contiguous acres in New Town, North Dakota accessible by rail.

New Town Facility

     Our facility is centrally located in Mountrail County, North Dakota, which continues to experience robust drilling activity in the Williston Basin. As of December 31, 2012, the facility has capacity for 160 rail cars—over 100,000 barrels of crude oil—at any given time. Our facility transloaded approximately 7.6 million barrels of crude oil in 2012, a 37% increase over 2011 transloaded volume, which translated into approximately 11,200 rail tank cars and approximately 34,600 truck semi-loads. In 2012, our facility experienced a daily average of 20,771 barrels of crude oil transloaded, compared to a daily average of 15,265 in 2011, a 36% increase in daily transloaded volume. Our facility only had two days in which it was not in operation in 2012 compared to 35 days in 2011. This was due to the mild spring and winter experienced in addition to the efficiencies experienced with the appointment of Strobel Starostka Transfer to manage operations at our facility.

     New Town is centrally located in the heart of the Parshall Field in Mountrail County, North Dakota. Our property was formerly used to store piping for Amerada Hess and provides easy access to the railway via a spur that Canadian Pacific has constructed. Our facility became fully operational in 2009 and currently includes the following features:

•	Private spur connecting the property to the Canadian Pacific Railway;

•	Four fully operational rail lines, each of which can service 40 cars (collectively 160 rail cars with capacity for approximately 100,000 barrels of crude oil) at any time;

•	Fully enclosed electrical system between the existing tracks to provide maximum flexibility when powering transloading equipment; and

•	Sufficient undeveloped land providing the option to add new tracks, storage, or various industrial use(s) to the facility at any time.

     We designed the facility to be developed in multiple stages. The current facility has the capacity to transload and/or store up to 160 rail cars on-site per day, the equivalent of more than 100,000 barrels.

     Oil well operators currently are hauling crude oil via semi-truck as far away as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall field onto railway systems at significant additional cost, compared to the services offered by our facility. In December 2012, North Dakota produced 769,000 barrels of crude oil per day. We estimate crude oil production within approximately a 75 mile radius of our facility to represent 80% of the volume, or over 615,000 barrels per day. One of the geographic advantages to our site is the Highway 23, Four Bears Bridge. The bridge represents the only means to cross Lake Sakakawea for approximately 90 miles in either direction.

     The facility also can accommodate significant storage of tanker-trucks, drilling equipment and other oil exploration equipment. We continue to conceptualize future stages of expansion of the facility, which will be designed to increase tanker car traffic on-site.

     New Town is located in Mountrail County, North Dakota, which continues to experience robust drilling activity in the Williston Basin. New Town is located at the entrance to a large peninsula in the heart of the Parshall oil field, and our facility straddles the only road providing access to and from the peninsula. The peninsula is approximately 150 square miles of land, with 168 spacing units due to their water access to Lake Sakakawea. One spacing unit is the equivalent of one square mile and has the expectation for 12 to 16 wells. At 168 spacing units, that would equate to over 2,000 wells.

Transloading Joint Venture

     In November 2009, our Company entered into a joint venture with Petroleum Transport Solutions, LLC (“PTS”) pursuant to which it acquired 50% of the outstanding ownership interests of a newly formed entity, Dakota Petroleum Transport Solutions, LLC (“DPTS”) (the “transloading joint venture”), and PTS acquired the remaining 50% ownership interest. PTS is a wholly owned subsidiary of Western Petroleum Company, which is itself a wholly owned subsidiary of World Fuel Services Corporation. (“WFS”).

     WFS is a global leader in the downstream marketing and financing of aviation, marine and ground transportation fuel products and related services. Through a team of local professionals in 48 countries, WFS delivers innovative fuel solutions and logistics at more than 6,000 locations around the world. WFS has been publicly held since 1986 and is traded on the NYSE under the stock symbol “INT”.

     Western Petroleum was acquired by WFS due to their extensive history in the marketing and transportation of hydrocarbons and other products throughout the Midwest and other areas since 1969. Western Petroleum also has substantial experience with crude oil and petroleum product transloading. Western Petroleum, now a part of WFS’ Land Division, is headquartered in Minneapolis, Minnesota, and has regional offices throughout the Unites States. This Land Division of WFS currently supplies over 2,000 customers with approximately 100,000 barrels per day of refined fuels, lubricants, and propane.

     In December 2011, Dakota Plains, Inc. transferred all of its assets and liabilities, excluding its equity interests in its wholly owned subsidiaries and its real property, to Dakota Plains Transloading, LLC (“DPT”). DPT is a wholly owned subsidiary of the Company that was formed in August 2011. The purpose of DPT is to participate in the ownership and operation of the New Town facility.

     Each of the members of DPTS was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding at December 31, 2012.

     On June 1, 2012, DPT entered into an amended and restated member control agreement with PTS and DPTS. The amended and restated member control agreement, among other things, incorporates all previous amendments and supplements and extends the initial term to December 31, 2021. The term of the amended and restated member control agreement will automatically extend in two-year renewal periods unless and until terminated.

     The terms of the transloading joint venture require PTS to manage all aspects of the operations and logistics at our facility as well as provide rail cars and back office support to the project. The transloading joint venture is required to pay our Company a monthly rental fee for use of the facility. After payment of this rental fee to us as well as other operating expenses, we share all profits equally with PTS.

     Our transloading joint venture also requires that PTS and our Company assist the transloading joint venture through their respective contacts with producers, marketers, transporters, refiners and other end-users. Under the terms of the joint venture agreement, both PTS and our Company and their affiliates are restricted from participating as an owner, investor, manager or consultant in any hydrocarbon transloading facility, anywhere in North Dakota, except through our transloading joint venture. We will continue to review and analyze other opportunities in order to expand our footprint in the Williston Basin’s crude oil market. We believe the vertical integration of this business line has the potential to provide for substantial profits as we continue to develop the business.

     During 2010, the transloading joint venture entered into an agreement with UET Shipping, LLC (“UET”), a wholly owned subsidiary of United Energy Corporation, regarding the transloading and storage of crude oil at our facility. In July 2011, DPTS amended and restated its agreement with UET that extended their ability to utilize our facility through January 31, 2012. The UET contract terminated effective January 31, 2012. Subsequent to the termination of the UET contract, the marketing joint venture has been the sole client of DPTS.

     In September 2012, DPTS engaged Strobel Starostka Transfer to manage the operations of our facility. Strobel Starostka Transfer has extensive experience in designing, constructing and operating rail terminals for the energy industry.

Crude Oil Marketing Business Segment

     Our marketing business segment is comprised of our wholly owned subsidiary, Dakota Plains Marketing, LLC (“DPM”). In April 2011, DPM entered into a joint venture with PTS pursuant to which DPM acquired 50% of the outstanding ownership interests of a newly formed entity, DPTS Marketing LLC (the “marketing joint venture”), and PTS acquired the remaining 50% ownership interest. The marketing joint venture primarily engages in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users of persons and to conduct trading activities.

     Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding at December 31, 2012.

     Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the marketing joint venture. The Company made its Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members may make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return is payable in cash on a quarterly basis subject to there being cash available.

     DPTS Marketing LLC commenced operations in May 2011. Under provisions of the member control agreement the profits and losses of DPTS Marketing LLC are allocated in proportion to the number of member units held by each member, or 50/50. Distributions from the marketing joint venture are also payable pro rata based on the number of member units held by each member.

     On June 1, 2012, our wholly owned subsidiary Dakota Plains Marketing, LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term to December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

     In the context of the petroleum industry, “marketing” is the process of purchasing crude oil from the wellhead, or in the “field” and delivering it to the refinery. DPM and PTS and their affiliates, including our Company, Western Petroleum Company and WFS, are restricted from purchasing, selling, storing, transporting, or marketing crude oil or natural gas originating from production fields anywhere in North Dakota, except through the marketing joint venture.

     The marketing joint venture began purchasing crude oil in July 2011 and ended that month with 56,192 barrels purchased. The marketing joint venture sold 7.7 million barrels of crude oil in 2012 compared to 1.2 million barrels of crude oil sold in 2011, a 526% increase. Average daily barrels sold in 2012 was 21,050 barrels compared to 6,647 barrels in 2011, a 217% increase.

     Under the marketing joint venture’s member control agreement, PTS has agreed to manage the marketing of crude oil on behalf of the marketing joint venture. We share expenses and profits equally with PTS after payment by the marketing joint venture of a $0.08 per barrel trading fee and $0.06 per barrel accounting fee to PTS. All production marketed through the agreement will be concurrently hedged against fluctuations in commodity prices which we believe will substantially mitigate the market risks associated with the marketing of crude oil.

Trucking Business Segment

     In August 2012, the Company, through its wholly owned subsidiary Dakota Plains Trucking, LLC, entered into a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of the outstanding member units of the new joint venture, Dakota Plains Services, LLC (the “trucking joint venture”). The trucking joint venture engages in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time.

     JPND made an initial capital contribution of approximately $650,000 to Dakota Plains Services, LLC. Dakota Plains Trucking, LLC was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding at December 31, 2012.

     The member control agreement of Dakota Plains Services, LLC includes a provision that JPND will receive all distributions from the trucking joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split in proportion to the number of units held by each member after JPND has received distributions equal to its capital contribution.

     Dakota Plains Services, LLC commenced operations in September 2012 and ended the year transporting approximately 400,000 barrels of crude oil or approximately 3,200 barrels a day. Under provisions of the member control agreement, the profits and losses of Dakota Plains Services, LLC are allocated in proportion to the number of member units outstanding.

     The initial term of the trucking joint venture runs until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

Gathering System Opportunity

     In addition to the transloading, marketing and trucking joint ventures, we are constantly pursuing and considering other opportunities relating to the transportation of crude oil and related products within the Williston Basin. We anticipate investing in other ventures and assets in addition to our transloading, marketing and trucking businesses. In particular, our Company has been approached by several third parties interested in constructing a feeder pipeline, also known as a gathering system, to transport crude oil from wells directly to our facility. A gathering system would allow us and our businesses to captivate a significant volume of crude oil for our facility, because we anticipate it would be more cost-effective to transport crude oil through a gathering system pipeline than utilizing semi-truck tankers.

     A gathering system would require that we construct storage tanks at our facility, in addition to other improvements. We believe constructing storage tanks at our site would provide three primary benefits:

•	Increased consistency of delivery timing and significantly reduced risk of weather impacting our ability to operate our facility;

•	Increased demand for use of our facility by parties considering gathering systems to enter our facility and trunk pipelines exiting our facility; and

•	Increased opportunity to capitalize upon short-term market conditions and other marketing opportunities.

     Though we continue to explore opportunities to work with third parties regarding the construction of a feeder pipeline, we have not yet established definitive plans to pursue such an opportunity.

Storage Business Opportunity

     We currently expect to construct a permanent storage solution at our facility. North Dakota’s crude by rail facilities collectively have the capability to store an aggregate of approximately 2,120,000 barrels of crude oil on site at the present time. However, approximately 975,000 barrels of additional storage capacity are being constructed or have been publicly announced. Accordingly, many of our competitors in that geographic region are constructing storage solutions at their facilities. The purchase of the additional acreage adjacent to our original property will allow us to effectively implement our storage solution.

     We have engaged an independent engineering firm with substantial experience designing and managing the building of storage solutions in the Williston Basin. DPTS, our indirectly owned subsidiary, intends to proceed with the aforementioned engineering firm’s storage facility design.

Our Strengths

Low Overhead Business Model

     Our transloading, marketing and trucking businesses are structured in a manner that minimizes overhead and leverages the experience and expertise of third parties to identify and develop appropriate opportunities. We believe that most operational responsibilities can be handled by our current officers and through our joint ventures with PTS and JPND, as well as the use of outside consultants.

Strategically Located

     According to the US Geological Survey, or “USGS,” the Bakken Shale play in North Dakota and Montana has an estimated 3.0 to 4.3 billion barrels of undiscovered, technically recoverable oil. The Bakken Formation estimate is larger than all other current USGS oil assessments of the lower 48 states and is the largest “continuous” oil accumulation ever assessed by the USGS. December 2012 daily oil production approximated 769,000 barrels, compared to approximately 535,000 barrels in December 2011, a 44% increase. In addition, in December 2012 there were approximately 8,200 producing wells as compared to 6,600 in December 2011, a 24% increase with 154 wells being drilled at the end of December 2012, in North Dakota.

     Every horizontal drilling rig and well site in the Bakken consumes numerous railcars of inbound products each month, on average, approximately 40 railcars of materials are required to drill and complete a well. With several thousand drilling locations within 15 miles of our facility, we believe we have the opportunity to steadily grow our business from within and the flexibility to constantly pursue accretive investment opportunities. We anticipate investing in other ventures and assets in addition to our facility, which will allow us to capture more volume from operators and marketers by making their crude oil transportation more cost-effective. In the current price environment, rail is approximately four times more fuel efficient than trucks.

Significant volume growth

     We believe that our deep market knowledge and strategic position will enable us to benefit from growth opportunities in the Bakken transloading market by increasing current volumes of business with existing clients and building new relationships with leading local producers. As such, we believe we have sufficient unused capacity at our facility to significantly expand our current operations.

Continue to grow operating profitability

     We remain focused on profitable growth. By maintaining our focus on providing greater value to our customers, gaining contracts from leading producers and efficiently managing costs through our non-operated, low overhead business model, we believe we can continue to generate positive returns on invested funds. As Williston Basin production continues to increase over the next several years, we expect that management’s focus on growing our market position by exploiting our strong geographic positioning will allow for our Company’s expansion and ability to meet the diverse crude oil transportation needs of our customers.

Our Customers

     Previously, a significant portion of the income generated from the transloading joint venture originated from one customer. Our contract with this customer expired on January 31, 2012. With DPTS Marketing LLC initiating operations in July of 2011, our customer accounted for 60% of the transloading joint venture’s income with the remaining 40% of the income generated from DPTS Marketing LLC. We have experienced minimum disruption in our business with the loss of UET as a customer. DPTS Marketing LLC has been able to secure the volume of oil necessary to offset the loss of volume from that former customer. Our facility transloaded approximately 7.6 million barrels of oil in 2012, a 37% increase from 2011’s volume. Under the amended and restated member control agreement, with PTS and DPTS Marketing LLC, the initial term of DPTS Marketing LLC lasts until December 31, 2021 and the term will automatically extend in two-year renewal periods unless and until terminated.

Competition

     The transportation industry is highly competitive. Other companies have recently acquired and constructed transloading facilities to compete with our Company. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. We intend initially to focus on transporting crude oil through the Canadian Pacific system. We intend to compete directly with other parties transporting crude oil using Canadian Pacific, the Burlington Northern Railway, various trucking and similar concerns, the Enbridge pipeline and any other pipelines that are constructed and operated in North Dakota.

     Sixteen crude by rail sites are currently operational that could handle approximately 928,000 barrels in the aggregate, with one other site planned for construction that could add approximately 70,000 barrels. Bakken Oil Express in Dickinson, Savage in Trenton, and Inergy Midstream in Epping are three of the largest facilities currently operational. At full capacity, we believe their sites represent an additional 270,000 barrels per day in consistent take away volume. They also represent at least 1,110,000 barrels in on-site storage. Bakken Oil Express, the largest player as of December 2012, is capable of moving approximately 100,000 barrels per day with 210,000 barrels in on-site storage and another 200,000 barrels of on-site storage planned. With Hess and EOG handling a great majority of their own oil, the Inergy Midstream, Savage and Bakken Oil Express sites are our new competition. Of those, the nearest one, Inergy Midstream in Epping, is in excess of 80 miles one way. US Development also built a crude by rail facility in Mountrail County, and is our closest crude by rail competitor. US Development was acquired by Plains All American in December 2012. The wells we are targeting are all within the peninsula or within a thirty mile radius outside the peninsula. While the new sites will definitely change the landscape, we expect the economics of the total solution will allow us to be competitive and capture as much of the volume in the target geography, as our site can support.

     Crude by rail also competes with pipeline infrastructure. The existing North Dakota and Montana Williston Basin pipeline infrastructure is capable of handling roughly 450,000 barrels per day. The pipelines we incorporate here are owned by Enbridge, Tesoro, Plains, True Companies and others. In December 2012, the North Dakota Pipeline Authority reported that 27% of the Williston Basin oil transport was via pipeline, with an incremental 8% going through Tesoro’s system. Of the total North Dakota and Montana production, estimated to have been approximately 840,000 barrels per day for December 2012, which means the aggregate pipeline infrastructure utilization was 293,650 barrels per day for the same period. While pipeline projects continue to be contemplated, the end of 2012 saw ONEOK cancelling their Bakken Crude Express project, Saddle Butte’s (now owned by Targa Resources) High Prairie Pipeline in limbo and a substantial underutilization of the existing pipeline infrastructure.

     Additionally, other transportation companies may compete with us from time to time in obtaining capital from investors or in funding joint ventures with our prospective partners. Competitors include a variety of potential investors and larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

Regulatory and Compliance Matters

     Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to our equipment, vehicles and machinery. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, permit requirements or concerns regarding emissions and other forms of pollution could inhibit our ability to build facilities in strategic locations to facilitate growth and efficient operations. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by our subsidiaries. An accidental release of hazardous materials could result in a significant loss of life and extensive property damage. In addition, insurance premiums charged for some or all of the coverage currently maintained by our Company could increase dramatically or certain coverage may not be available to our Company in the future if there is a catastrophic event related to transportation of hazardous materials. Our Company could incur significant expenses to investigate and remediate environmental contamination and maintain compliance with licensing or permitting requirements related to the foregoing, any of which could adversely affect our operating results, financial condition or liquidity.

Employees

     We currently have five full time employees. We may hire additional employees to support the growth of our business. We believe that most operational responsibilities can be handled by our current employees and through our joint ventures with PTS and JPND, as well as the use of independent consultants. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses.

Item 1A.	Risk Factors

RISK FACTORS

     Investing in our common stock involves risks. You should carefully consider the risks described below, in addition to the other information contained in this report, before investing in our common stock. Realization of any of the following risks, or adverse results from any matter listed under “Forward-Looking Statements,” could have a material adverse effect on our business, financial condition, cash flows and results of operations and could result in a decline in the trading price of our common stock. You might lose all or part of your investment. This report also contains forward-looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements, estimates and projections as a result of specific factors, including the risks described below.

Risks Related to Our Business

We are a company with limited operating history for you to evaluate our business.

     Our successor, Dakota Plains Transport, Inc., was incorporated under the laws of Nevada on November 13, 2008. We are engaged in the business of developing a transloading facility and other means to support the loading, marketing and transporting of crude oil and related products from and into the North Dakota Williston Basin. We have limited operating history for you to consider in evaluating our business and prospects. As such, it is difficult for potential investors to evaluate our business.

     We experienced negative cash flows from operating and investing activities during 2011 and 2012, primarily due to the infrastructure investment required to purchase additional land near New Town, North Dakota in addition to the loss related to the embedded derivative, which was partially offset by income from the joint ventures and the gain on the extinguishment of debt related to the reduction and restructuring of the April 2012 debt. Our 2012 financing cash flows were positive due to the proceeds from the November promissory note issuance. Our net cash flow for 2012 was $586,418. In 2011, our operating and financing cash flows were negative primarily due to the infrastructure investment required to purchase additional land near New Town and the expenses related to the expansion of the facility. In addition, our Company funded the initial member preferred contribution of $10,000,000 required by each member of the marketing joint venture, to support the trading activities. Financing cash flows were positive in 2011 due to the proceeds from the equity and promissory notes issuances. Our net cash flow for 2011 was approximately $1.2 million.

     Our operations are subject to all of the risks, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the transportation and oil industries. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

     Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for transloading, marketing, trucking and the leasing of our facility on terms that will be commercially viable for us. Our dependence on third parties will also create significant risks that such third parties may not fulfill their obligations under appropriate contracts and arrangements or may not be sufficiently staffed or funded to properly fulfill such obligations consistent with our needs and expectations.

Our lack of diversification increases the risk of an investment in our Company, and our financial condition and results of operations may deteriorate if we fail to diversify.

     Our business has initially focused on a single rail car transloading facility in New Town, North Dakota. Since its inception, Dakota Plains had focused solely on generating income through transloading at the facility. We are now generating income from our marketing joint venture. We intend to continue to pursue additional business lines, including the transporting and storage of drilling-related products from and into the Williston Basin. Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability of real property and other assets required to allow us to load, market and transport crude oil and related products.

     Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting the transportation and crude oil industries or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

     Our ability to successfully operate our facility, marketing and trucking joint ventures depends on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable business arrangements and to consummate transactions in a highly competitive environment. These relationships are subject to change and may impair our ability to grow.

     We are dependent on independent third parties to provide a percentage of trucking and all rail and transloading services and to report certain events to us including delivery information. We may not own or control all the transportation assets that deliver our customer’s products and we do not expect to employ the people directly involved in transloading products.

     Dakota Plains entered into the transloading joint venture with PTS, a subsidiary of Western Petroleum of Eden Prairie, Minnesota, in November 2009. Western Petroleum was subsequently purchased by WFS in October 2010. In April 2011, our wholly owned subsidiary, DPM, entered into the marketing joint venture with PTS pursuant to which DPM acquired 50% of the outstanding ownership interests of the marketing joint venture and PTS acquired the remaining 50% ownership interest. Because the transloading and marketing joint ventures are currently our primary means for generating income in addition to our trucking joint venture, we are highly dependent on the personnel and resources of PTS to successfully execute our business plan. In August 2012, our wholly owned subsidiary Dakota Plains Trucking, LLC, entered into the trucking joint venture with JPND. The Company and JPND each own 50% of the outstanding member units of the trucking joint venture, Dakota Plains Services, LLC. Our ability to successfully maintain our relationships with PTS and JPND depends on a variety of factors, many of which will be entirely outside our control. We may not be able to establish these and other strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

     Our reliance on PTS, JPND and other third parties could cause delays in reporting certain events, including recognizing revenue and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. These risks include:

• equipment shortages in the transportation industry, particularly among rail carriers and parties that lease rail cars transporting crude oil products;

• potential accounting disagreements with PTS or JPND;

• potential substantial additional capital improvements required to maintain facility;

• interruptions in service or stoppages in transportation as a result of labor or other issues;

• Canadian Pacific’s capacity constraints;

• competing facilities being constructed in close proximity;

• impact of weather at origin (e.g. snow, flooding, cold temperatures) on all operations;

• impact of weather at destinations (e.g. hurricanes, tornadoes, flooding);

• congestion at offloading sites;

• inadequate storage facilities;

• changes in regulations impacting transportation; and

• unanticipated changes in transportation rates.

Competition for the loading, marketing and transporting of crude oil and related products may impair our business.

     The transportation industry is highly competitive. Other companies have recently acquired and constructed transloading facilities to compete with our Company. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. We intend initially to focus on transporting crude oil through the Canadian Pacific system. We will also compete directly with other parties transporting crude oil using Canadian Pacific, the Burlington Northern Railway, various trucking and similar concerns, the Enbridge pipeline and any other pipelines that are constructed and operated in North Dakota. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to them could have an adverse effect on our results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by our customers could result in loss of business to competitors. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services.

     Additionally, other transportation companies may compete with us from time to time in obtaining capital from investors or in funding joint ventures with our prospective partners. Competitors include a variety of potential investors and larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

     We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the income generated from our initial operations alone may not be sufficient to fund our expected continuing opportunities. We likely will require additional capital to continue to operate our business beyond our current opportunities.

     Future facility expansions will require a substantial amount of additional capital and cash flow. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current operations to fund our proposed business opportunities.

     We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our proposed opportunities.

     Future arrangements with other crude oil marketing firms and operators will require us to expand our facility to meet the logistical and storage needs that accompany larger throughput commitments. Any additional capital raised through the sale of equity may dilute the ownership percentage of our shareholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. Given the attractive return profiles of our potential customer arrangements, we expect that any additional capital required to fulfill our transloading commitments would be funded through one or more type of debt instruments. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

     Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil industry in particular), our status as a relatively new enterprise without a significant demonstrated operating history, the single location near New Town, North Dakota that we are initially operating (which limits our ability to diversify our activities) and/or the loss of key management. Further, if oil prices or the commodities markets experience significant volatility or stagnation, such market conditions will likely adversely impact our income by decreasing demand for our services and simultaneously increasing our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our income from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

     We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

     Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

• meet our capital needs;

• expand our systems effectively or efficiently or in a timely manner;

• allocate our human resources optimally;

• identify and hire qualified employees or retain valued employees; or

• incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

     If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

     Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our business.

     Our success depends on the ability of our management, employees and joint venture partners to interpret market data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We will seek to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

     Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with these new or revised accounting standards and as such we are not required to have auditor attestation on our internal control over financial reporting (ICFR). As an accelerated filer, we would otherwise be required to have auditor attestation of ICFR. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Risks Related to Our Industry

Building and operating a transloading facility is risky and may not be commercially successful, and the advanced technologies we use cannot eliminate competition and environmental risk, which could impair our ability to generate income from our operations.

     Our future success will depend initially on our success in expanding and operating our New Town, North Dakota facility. We will be almost entirely dependent on the demand to transport crude oil from wells in relatively close proximity to New Town.

Our ability to generate a return on our investments, income and our resulting financial performance are significantly affected by the prices oil exploration and production companies receive for crude oil produced from their wells.

     Especially in recent years, the prices at which crude oil trade in the open market have experienced significant volatility, including the expansion of the West Texas Intermediate to both the Brent and Light Louisiana Sweet spread, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

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

Demand for oil is subject to factors beyond our control, which may adversely affect our operating results. Changes in the global economy, changes in the ability of our customers to access equity or credit markets and volatility in oil prices could impact our customers’ spending levels and our revenues and operating results.

     The past slowdown in global economic growth and recession in the developed economies resulted in reduced demand for oil, increased spare productive capacity and lower energy prices. Weakness or deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results. Incremental weakness in global economic activity will reduce demand for oil and result in lower oil prices. Incremental strength in global economic activity will create more demand for oil and support higher oil prices. In addition, demand for oil could be impacted by environmental regulation, including “cap and trade” legislation, carbon taxes and the cost for carbon capture and sequestration related regulations.

     Volatility in oil prices can also impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Expectations about future prices and price volatility are important for determining future spending levels.

     Lower oil prices generally lead to decreased spending by our joint venture customers. While higher oil prices generally lead to increased spending by our joint venture customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Any of these factors could affect the demand for oil and could have a material adverse effect on our results of operations. Prolonged periods of low crude oil prices could cause oil exploration and production to become economically unfeasible. Decreased drilling and/or production activities by oil exploration and production companies could reduce demand for transportation of crude oil and adversely impact our business. A decrease in crude oil prices could also adversely impact our ability to raise additional capital to pursue future diversification and expansion activities.

Our operations may be adversely affected by competition from other energy sources.

     Crude oil competes with other sources of energy, some of which may be less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Our inability to obtain necessary facilities could hamper our operations.

     Transporting crude oil and related products is dependent on the availability of real estate adjacent to railway and roadways, construction materials and contractors, transloading equipment, transportation methods, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. Demand for such limited real estate, equipment, construction materials and contractors or access restrictions may affect the availability of such real estate and equipment to us and may delay our business activities. The pricing and grading of appropriate real estate may also be unpredictable and we may be required to make efforts to upgrade and standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary construction materials, contractors and equipment may impair our activities, either by delaying our activities, increasing our costs or otherwise.

We may have difficulty obtaining crude oil to transport, which could harm our financial condition.

     In order to transport crude oil, we depend on our ability and the ability of marketing partners to purchase production from well operators. We also rely on local infrastructure and the availability of transportation for storage and shipment of oil to our facility, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. Well operators may also determine to utilize one or more of our competitors for any of a variety of reasons, and any lack of demand for us of our facility and related services would be particularly problematic.

     Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we operate, or labor disputes may impair the distribution of oil and in turn diminish our financial condition or ability to maintain our operations.

Supplies of crude oil are subject to factors beyond our control, which may adversely affect our operating results.

     Productive capacity for oil is dependent on our customers’ decisions to develop and produce oil reserves. The ability to produce oil can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and hydraulic fracturing, improve total recovery but also result in a more rapid production decline.

Increases in our operating expenses will impact our operating results and financial condition.

     Real estate acquisition, construction and regulatory compliance costs (including taxes) will substantially impact the net income we derive from the crude oil that we transport. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net income at our predicted levels, which may impact our ability to satisfy our obligations.

A downturn in the economy or change in government policy could negatively impact demand for our services.

     Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by our Company may have an adverse effect on our operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for our services. For example, changes in clean air laws or regulation promoting alternative fuels could reduce the demand for petroleum. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for petroleum.

Penalties we may incur could impair our business.

     Failure to comply with government regulations could subject us to administrative, civil or criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our third-party contractors, joint venture partners and employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our Company and the industry in which it operates are subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

     Our Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to our equipment, vehicles and machinery. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, permit requirements or concerns regarding emissions and other forms of pollution could inhibit our ability to build or operate our facilities in strategic locations to facilitate growth and efficient operations. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by our subsidiaries. Environmental liabilities may arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. An accidental release of hazardous materials could result in a significant loss of life and extensive property damage. In addition, insurance premiums charged for some or all of the coverage currently maintained by our Company could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to transportation of hazardous materials. Our Company could incur significant expenses to investigate and remediate environmental contamination and maintain compliance with licensing or permitting requirements related to the foregoing, any of which could adversely affect our operating results, financial condition or liquidity.

Our insurance may be inadequate to cover liabilities we may incur.

     Our involvement in the transportation of crude oil and related products may result in us becoming subject to liability for pollution, property damage, personal injury, death or other hazards. Although we expect to obtain insurance in accordance with industry standards to address such risks and will attempt to require third parties operating our facilities to indemnify us for such risks, such insurance and indemnification has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events, and we may not be able to continue to obtain insurance on commercially reasonable terms.

Our business will suffer if we cannot obtain or maintain necessary licenses.

     Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce income from our operations.

Challenges to our properties may impact our financial condition.

     Parties from whom we purchase real estate for our facilities, such as railways, may not provide warranty deeds ensuring we receive proper title to our properties. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our business activities may be impaired.

We will rely on technology to conduct our business and our technology could become ineffective, obsolete or temporarily unavailable.

     We rely on technology, including transloading techniques and economic models, to operate our facilities and to guide our business activities. We will be required to continually enhance and update our technology to maintain its effectiveness and to avoid disuse. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the effectiveness of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in our business operations.

     Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid, London and in India, and any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Rail lines and facilities we utilize could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by our Company could increase dramatically or certain coverage may not be available to us in the future.

Item 2.	Properties

     We maintain our principal executive offices at 294 Grove Lane East, Wayzata, Minnesota 55391. This location is leased under a month-to-month lease arrangement.

     We own approximately 192 contiguous acres of land in New Town, North Dakota upon which we have constructed a facility on our original parcel purchase of 27.5 acres, which currently has capacity to service up to 160 rail cars (approximately 100,000 barrels of crude oil). Based on remaining available space owned today, we estimate that the site can accommodate future expansions to increase its capacity.

Item 3.	Legal Proceedings

     We are not currently party to any material legal proceedings. From time to time, we may be named as a defendant in legal actions arising from our normal business activities. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4.	Mine Safety Disclosures

     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock, $0.001 par value per share, is quoted on the OTC Bulletin Board (“OTCBB”) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTC Markets QB under the symbol “DAKP.” On March 11, 2013, the closing price per share of our common stock on the OTCBB was $3.83. As of March 11, 2013, our common stock was held by 216 shareholders of record. Prior to March 23, 2012, our stock had been quoted under the symbol “MTHL” since 2009.

     There is no “established trading market” for our shares of common stock and no assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” we believe all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144.

     Set forth below are the high and low bid prices for our common stock for each quarter of 2012 and 2011. These bid prices were obtained from OTC Markets Group Inc. formerly known as the “Pink Sheets, LLC,” formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the beginning of the second quarter of 2009.

Period	High	Low

Fiscal Year ended December 31, 2012

First Quarter	$12.50	$7.00
Second Quarter	$12.00	$8.50
Third Quarter	$8.75	$2.50
Fourth Quarter	$4.00	$1.75

Fiscal Year ended December 31, 2011

First Quarter	None	None
Second Quarter	$1.01	$1.01
Third Quarter	None	None
Fourth Quarter	$1.50	$0.30

     On January 14, 2011, the board of directors of our predecessor, Dakota Plains Inc., declared a dividend payable to all its shareholders of record as of January 14, 2011. The dividend was declared in an effort to spread the distribution of positive cash flow throughout 2011. Each Dakota Plains Inc. shareholder was given the opportunity to receive the dividend as either (i) a $0.10 cash dividend for each share owned or (ii) a dividend of 0.0645 share of common stock (rounded up to the nearest whole share) for each share owned. Dakota Plains Inc. paid aggregate cash dividends of $1,941,632 and issued an additional 1,441,774 shares of common stock as a result of the dividend.

     We intend to retain our future earnings, if any, to finance the expansion and growth of our business. We do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Performance Graph

     The following graph compares the 9-month cumulative total shareholder returns since completion of our merger on March 23, 2012, and the cumulative total returns of the Russell 3000 Index and the Amex Oil Index for the same period. This graph assumes $100 was invested on March 23, 2012 and also assumes the reinvestment of dividends. We have not included any graph for any period prior to March 23, 2012, because there was no active trading in our common stock prior to March 23, 2012.

The following table sets forth the total returns utilized to generate the foregoing graph.

	3/23/2012	12/31/2012
Dakota Plains Holdings, Inc.	$100.00	$29.55
Russell 3000 Index	100.00	81.00
Amex Oil Index	100.00	102.20

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information about shares that may be issued under the 2011 Equity Incentive Plan as of December 31, 2012. We do not have any other equity compensation plans required to be included in this table.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (*)	215,625	$2.90	1,742,813

(*)

Consists of the 2011 Equity Incentive Plan, which allows for awards in the form of restricted or unrestricted stock, incentive or non-statutory stock options, stock appreciation rights, performance-based and other stock-based awards.

Recent Sales of Unregistered Securities

     None.

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL DATA
Dakota Plains Holdings, Inc. and Subsidiaries

          The financial statement information set forth below is derived from our consolidated balance sheets as of December 31, 2012, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2012, 2011 and 2010 included elsewhere in this report. Balance sheet information at December 31, 2009 and financial statement information for the year ended December 31, 2009 is derived from audited financial statements not included in this report, which financial statements were the historical financial statements of Dakota Plains, Inc., our company prior to the Initial Merger and the Second Merger in March 2012.

	Year Ended December 31,
	2012	2011	2010	2009	2008*
Income Statement Information:
Revenues
Rental Income - Related Party	$266,483	$314,581	$163,427	$19,161

Total Operating Expenses	3,067,220	4,056,341	200,988	84,403

Loss From Operations	(2,800,737)	(3,741,760)	(37,561)	(65,242)

Other Income (Expense)
Income (Loss) from Investment in Dakota Petroleum Transport Solutions, LLC	3,511,999	4,236,779	1,117,608	(4,027)
Income from Investment in DPTS Marketing LLC	10,410,596	2,314,279	-	-
Interest Expense (Net of Interest Income)	(29,211,978)	(3,371,812)	1,259	(19,024)
Gain (Loss) on Extinguishment of Debt	14,708,909	(4,552,500)	-	-
Other Expense	-	(2,777)	-	-
Total Other Income (Expense)	(580,474)	(1,376,031)	1,118,867	(23,051)

Income (Loss) Before Income Taxes	(3,381,211)	(5,117,791)	1,081,306	(88,293)

Income Tax Provision (Benefit)	(1,380,541)	(2,007,000)	416,000	(33,000)

Net Income (Loss)	$(2,000,670)	$(3,110,791)	$665,306	$(55,293)

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.05)	$(0.09)	$0.02	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	39,792,973	35,214,940	30,122,634	25,547,556

Balance Sheet Information:
Total Assets	$39,664,657	$22,447,871	$3,766,009	$2,350,682
Total Liabilities	$27,301,375	$15,363,604	$886,641	$835,848
Stockholders’ Equity	$12,363,282	$7,084,267	$2,879,368	$1,514,834

Statement of Cash Flows Information:
Net cash provided by (used in) operating activities	$(3,810,092)	$(2,095,727)	$427,686	$(49,255)
Net cash used in investing activities	$(1,003,027)	$(8,836,016)	$(925,485)	$(1,036,558)
Net cash provided by financing activities	$5,399,537	$12,110,118	$412,500	$1,746,402

*Neither our predecessor, Dakota Plains, Inc., nor any of its predecessor entities were operational in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. See also “Forward-Looking Statements.”

Overview

          We are principally focused on developing and owning transloading facilities, marketing and transporting crude oil and related products within the Williston Basin. We compete through our joint ventures by providing our customers with value-added benefits, including a full-service transloading facility, competitive pricing and optimal geographical location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, we have a transloading joint venture, a marketing joint venture and a trucking joint venture, each of which is organized in the form of a limited liability company of which we hold a 50% membership interest.

          In November 2009, we entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (“DPTS”) (the “transloading joint venture”) in which our wholly owned subsidiary owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing DPTS is terminated. In June 2012, that member control agreement was amended to, among other things, extend the term of the agreement to December 31, 2021, which will automatically extend in two-year renewal periods until terminated.

          Under a lease, the Company receives monthly lease payments from the transloading joint venture. The lease agreement includes provisions that allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located at the facility that it leases from the Company. Currently, crude oil is transloaded from semi-trailer trucks owned and operated by the Company’s trucking joint venture and third parties into tank railcars through a mobile transloader. Using this method, the Company’s site has the capacity to transload approximately 50,000 barrels per day.

          The marketing joint venture purchases barrels of crude oil from well operators at the wellhead and from first purchasers delivering to our crude by rail facility. We then coordinate the transportation of the purchased crude oil to a purchaser at a location determined by the purchaser. Potential purchasers include; storage facilities, blending facilities, distributors and refineries. The following reflects a step-by-step process on how the marketing business operates:

1.	The marketing joint venture enters into a purchase and sale agreement with a producer or first purchaser.

2.

During the contracted month the marketing joint venture sends both Dakota Plains Services, LLC trucks and third party trucking firms to pick up the barrels from certain wellhead locations specified by the producer, or receives the barrels delivered in New Town.

3.

As specified in the purchase and sale agreement, title to the crude oil transfers from the producer (seller) to DPTS Marketing LLC (purchaser) at the time it passes through the truck’s flange at the well or at our crude by rail site.

4.	The crude oil is transported by truck to our facility where it is transferred from the truck to a railcar.

5.

Canadian Pacific then picks up the crude oil at our facility in New Town, North Dakota and delivers it to several locations using arrangements with other class 1 and short line railroads; where DPTS Marketing LLC sells the crude oil to its final customer.

          On June 1, 2012, our wholly owned subsidiary, Dakota Plains Marketing, LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTS Marketing LLC until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

          In early September, 2012, our wholly owned subsidiary, Dakota Plains Trucking, LLC, formed a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of Dakota Plains Services, LLC (the “trucking joint venture”). The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture runs until December 31, 2022, the term will automatically extend in two-year renewal periods unless and until terminated.

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

Critical Accounting Policies and Estimates

New Accounting Pronouncements

          From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Presentation of Comprehensive Income

          In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05). The guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders’ equity. The standard will allow the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12). The FASB indefinitely deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The standard, except for the portion that was indefinitely deferred, became effective for the Company on January 1, 2012 and must be applied retrospectively. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

          In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The standard generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy. Additionally, the standard includes changes on topics such as measuring fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This standard became effective for the Company on January 1, 2012. The standard requires additional disclosures, but it will not impact the Company’s results of operations, financial position or cash flows. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

          These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements and disclosures requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses. The application of these policies involves judgments regarding future events and legal and regulatory challenges. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed. From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date. If not discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Company’s consolidated financial statements upon adoption.

Joint Venture Equity Investment

          The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture, 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, and 50% owned Dakota Plains Services, LLC ("DPS") joint venture. DPTS, DPTSM, and DPS have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent annual audited financial statements. The Company’s share of the joint ventures’ operating results for each fiscal year is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting.

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

Results of Operations

Fiscal Year Ended December 31, 2012 vs. Fiscal Year Ended December 31, 2011

          Our Company experienced a net loss of $2.0 million for the fiscal year ended December 31, 2012 compared to a net loss of $3.1 million for the fiscal year ended December 31, 2011. The net loss was mainly driven by the expense related to an embedded derivative. The increase in the fair market of the embedded derivative from December 31, 2011 to April 21, 2012 was approximately $27.3 million and was recorded as interest expense. The increase in interest expense of $25.8 million was offset by a reduction in general and administrative expenses which were mainly driven by a decrease in consulting related expenses of approximately $2.4 million, an increase in income from our investment in DPTS Marketing LLC (the “marketing joint venture”), equaling $10.4 million in 2012 compared to $2.3 million in 2011, and the gain on extinguishment of debt of $14.7 million from the restructuring and reduction of the debt related to the additional payment provision included on the promissory notes issued in 2011. The marketing joint venture was formed in April 2011 and began operating in July 2011. We also recognized rental income of $266,000 in the fiscal year ended December 31, 2012 compared to $315,000 in the fiscal year ended December 31, 2011. The decrease in rental income was due to the extension of the marketing joint venture contracts in June 2012, which caused the rental income recognized by us to decrease as the derred rent is being amortized over a longer time period, this was partially offset by the increase in the rent received from DPTS, which began in June 2012.

          Gain on extinguishment of debt for the year ended December 31, 2012, was $14.7 million compared to a loss on extinguishment of debt of $4.6 million for the year ended December 31, 2011. The gain on extinguishment of debt relates to the forgiveness of debt that occurred with the restructuring and reduction of debt in November 2012. The original value of the debt was approximately $32.9 million. The new value resulting from the forgivenuess of debt is approximately $18.2 million. The difference is the gain recognized in 2012. The 2011 loss on the extinguishment of debt related to the exchange of the $3.5 million senior notes and $5.5 million junior notes for the $9.0 million promissory notes. The loss on the extinguishment of debt was comprised of the $180,000 exchange fee paid to the holders of the junior and senior notes and the approximately $4.4 million fair value of the embedded derivative included in the $9.0 million promissory notes.

          DPTS Marketing LLC earned a net income of $20.8 million for the fiscal year ended December 31, 2012 compared to a net income of $4.6 million for the fiscal year ended December 31, 2011. The increase in net income was mainly driven by the fact that the first month of physical activity was July 2011, as a result there were only six months of activity for the fiscal year ended December 31, 2011 compared to a full twelve months of activity for the year ended December 31, 2012. The increase in net income was also driven by a year-over-year increase in average barrels sold per day of approximately 217%. The Company owns 50% of DPTS Marketing LLC and therefore reports 50% of the net income on our consoldiated statements of operations.

          Dakota Petroleum Transport Solutions, LLC earned a net income of $6.5 million for the fiscal year ended December 31, 2012 compared to a net income of $7.8 million for the fiscal year ended December 31, 2011. The decrease in net income was mainly driven by an increase in general and administrative expenses of approximately $3.1 million related to professional fees and cost of revenue of approximately $1.9 million. Those increases were partially offset by an increase in revenue of approximately $4.1 million, which was the direct result of transloading approximately 2.1 million more barrels in 2012 than in 2011. The Company owns 50% of Dakota Petroleum Transport Solutions, LLC and therefore reports 50% of the net income on our consolidated statements of operations.

Fiscal Year Ended December 31, 2011 vs. Fiscal Year Ended December 31, 2010

          Our Company experienced a net loss of $3.1 million for the fiscal year ended December 31, 2011 compared to a net income of $665,000 for the fiscal year ended December 31, 2010. The net loss was mainly driven by the expenses related to the loss on the extinguishment of debt and the period change in fair value of the embedded derivative, reflected in interest expense. In addition, there was also an increase in general and administrative expenses related to share based compensation to employees, directors and consultants. The higher expenses were partially offset by increases in income from our investment in DPTS and DPTS Marketing LLC equaling $4.2 million and $2.3 million respectively. The DPTS joint venture commenced operations in November 2009 but did not initiate the transloading of crude oil until August 2010. The DPTS Marketing LLC joint venture was formed in April 2011 and began operating in July 2011. We also recognized rental income of $315,000 in the fiscal year ended December 31, 2011 compared to $163,000 in the fiscal year ended December 31, 2010.

          Loss on extinguishment of debt for the year ended December 31, 2011 was $4.6 million. The loss on the extinguishment of debt related to the exchange of the senior and junior promissory notes for our currently outstanding promissory notes. The loss on extinguishment of debt is comprised of the $180,000 exchange fee paid to the holders of the junior and senior promissory notes and the $4.4 million fair value of the embedded derivative included in our outstanding promissory notes.

          The fair value of the embedded derivative included in our outstanding promissory notes increased by $1.2 million during the year ended December 31, 2011. The increase in the fair value of the embedded derivative was due to the increased probability that a public listing would occur and trigger payment of the embedded derivative as compared to when the promissory notes were issued.

          Depreciation and amortization increased due to additions relating to the build out and development of the crude oil transloading site in New Town, North Dakota

          Dakota Petroleum Transport Solutions, LLC experienced a net income of $7.8 million for the fiscal year ended December 31, 2011 compared to a net income of $1.9 million for the fiscal year ended December 31, 2010. The increase in net income was mainly driven by the fact that the joint venture did not begin transloading crude oil until August 2010, as a result there were only five months of transloading activity related to crude oil in 2010 compared to a full twelve months of crude oil transloading in 2011.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) gain (loss) on extinguishment of debt and (v) non-cash expenses relating to share based amounts recognized under ASC Topic 718. Adjusted EBITDA for the year ended December 31, 2012 was $11.8 million, compared to $5.6 million for the fiscal year ended December 31, 2011 and $1.2 million for fiscal year ended December 31, 2010. The increase in Adjusted EBITDA is primarily due to the income from our investments in the transloading and marketing joint ventures.

Dakota Plains Holdings, Inc.
Reconciliation of Adjusted EBITDA

	Year Ended December 31,
	2012	2011	2010
Net Income (Loss)	$(2,000,670)	$(3,110,791)	$665,306
Add Back:
Income Tax Provision (Benefit)	(1,380,541)	(2,007,000)	416,000
Depreciation and Amortization	165,313	159,275	90,929
Share Based Compensation - Employees and Directors	502,604	510,756	-
Share Based Compensation - Consultants	-	2,168,000	46,728
Interest Expense	29,211,978	3,371,812	-
Loss (Gain) on Extinguishment of Debt	(14,708,909)	4,552,500	-
Adjusted EBITDA	$11,789,775	$5,644,552	$1,218,963

          Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income, which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to investors to gain an overall understanding of our current financial performance. Specifically, we believe the non-GAAP financial measure included herein provides useful information to both management and investors by excluding certain expenses that our management believes are not indicative of our operating results. In addition, the non-GAAP financial measure is used by our management for budgeting and forecasting as well as subsequently measuring our performance, and we believe that we are providing investors with a financial measure that most closely align to our internal measurement processes.

Liquidity and Capital Resources

          Our principal sources of liquidity are cash and cash equivalents and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $2.3 million at December 31, 2012. Our cash in 2012 was primarily generated from the priority cash distributions received from the DPTS joint venture in the first quarter, in addition to the $6.1 million in new money generated from the November debt offering. Our cash and cash equivalents were $1.8 million at December 31, 2011. The primary sources of capital generated were from proceeds related to the issuance of equity and debt, in addition to priority cash distributions received from the DPTS joint venture.

Embedded Derivative

          On November 1, 2011 Dakota Plains, Inc. entered into an Exchange and Loan Agreement with the holders of $3.5 million aggregate principal amount of its promissory notes due January 31, 2012 (the “Senior Notes”) and $5.5 million aggregate principal amount of its promissory notes due October 14, 2012 (the “Junior Notes”). Pursuant to an Exchange and Loan Agreement with each holder of Senior and Junior Notes each holder agreed to surrender and void their Senior and Junior Notes in exchange for an equivalent principal amount of replacement promissory notes due March 1, 2013 (“Notes due March 2013”). The Notes due March 2013 bore interest at the rate of 12.0% per annum, payable in arrears on the last day of each fiscal quarter.

          The Notes due March 2013 included an additional payment provision similar to the additional payment provision included in the Junior Notes, which were replaced by a portion of the Notes due March 2013. The additional payment provision provided that upon public listing of the issuer, if the initial trading price (as defined in the Exchange and Loan Agreements) exceeded $2.50, then the holder would be entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the Notes due March 2013 could elect to receive the additional payment in either (i) a number of shares of the issuer’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note.

          In connection with the issuance of the Notes due March 2013, each holder of Senior and Junior Notes received from Dakota Plains, Inc., at the holder’s election, either (i) a cash payment equal to 2.0% of the aggregate principal amount of the Senior and Junior Notes exchanged (“Cash Extension Fee”), or (ii) a number of shares of Dakota Plains, Inc. common stock equal to the Cash Extension Fee divided by $4.00. Dakota Plains, Inc. paid $150,000 in cash for the Cash Extension Fee and issued 7,500 shares of its common stock. The fair value of the Cash Extension Fee and the shares of Dakota Plains, Inc. common stock issued, $180,000, has been reported on our consolidated statement of operations as loss on extinguishment of debt for the year ended December 31, 2011. In connection with the exchange, Dakota Plains, Inc. wrote-off debt issuance costs of $336,704 in 2011, which are recorded as interest expense in our Company’s consolidated statement of operations.

          The additional payment provision in the Notes due March 2013 was considered an embedded derivative. The embedded derivative was reported as a current liability on our Company’s consolidated balance sheet at fair value at December 31, 2011. The fair value of the embedded derivative at December 31, 2011 was calculated using the Monte Carlo Simulation valuation model based on factors present at the date valued. In May 2012, the additional payment required was satisfied with the issuance of $27.7 million aggregate principal amount of 12.0% promissory notes due April 21, 2013 (“Notes due April 2013”) and 1,296,963 shares of our Company’s common stock. In November 2012, the additional payment and our outstanding debt was further restructured as described below.

Debt Restructuring

          In connection with the private placement of 12.0% unsecured senior promissory notes due October 31, 2015 (“Notes due October 2015”) discussed below, we entered into Amended Election, Exchange and Loan Agreements with each of the holders of our outstanding Notes due March 2013 pursuant to which we reduced the additional payment due under those notes to reflect an initial trading price equal to $7.776 derived from the average closing price of the company’s common stock during the 150 trading days immediately following March 23, 2012. The revised calculation resulted in a reduced additional payment of approximately $19.0 million (the “Reduced Payment”), a reduction of approximately $14 million, or 42%.

          Pursuant to the Amended Election, Exchange and Loan Agreements, all of the holders of our Notes due March 2013 agreed to surrender and void approximately $27.7 aggregate principal amount of Notes due April 2013 and 483,088 shares of our common stock, all of which were issued by us as satisfaction of the additional payments as originally calculated and paid in May 2012 as discussed above. As a result of revised elections by the holders, we issued in satisfaction of the Reduced Payment approximately $12.0 million aggregate principal amount of Notes due October 2015 and 460,112 additional shares of our common stock based on an index price of $4.00 per share.

          In addition, the holders of approximately $3.9 million of the $9.0 million outstanding aggregate principal amount of our Notes due March 2013 tendered their notes in exchange for Notes due October 2015 and the holders of an additional approximately $4.6 million aggregate principal amount of our Notes due March 2013 tendered their notes in exchange for new 12.0% senior unsecured promissory notes due March 1, 2014 (“Notes due March 2011). The terms of the Notes due March 2014 are substantially similar to the Notes due March 2013 with the exception of an extended maturity date.

          As a part of the note exchanges, we paid to the holders of our outstanding promissory notes approximately $410,000, representing interest that would have accrued had the additional payment been reduced in advance of its original issuance in May 2012. The Amended Election, Exchange and Loan Agreements provide for customary representations from the Lenders (as defined therein) and provide indemnification rights to the Lenders in exchange for their agreement to participate in the transaction.

          On November 2, 2012, pursuant to an Amended Election, Exchange and Loan Agreement, we repaid the outstanding principal to a holder of the a Note due March 2013 in the amount of $500,000.

Debt Placement

          On November 2, 2012 we completed a private placement of debt, including an extension and reduction of a siognificant portion of our outstanding debt. We issued $22.0 million aggregate principal amount of Notes due October 2015. In addition to $6.14 million aggregate principal amount of Notes due October 2015 issued for cash, approximately $3.9 million aggregate principal amount of Notes due October 2015 were issued in exchange for an equivalent principal amount of our outstanding Notes due March 2013 and approximately $11.96 million aggregate principal amount of Notes due October 2015 were issued for all of our promissory notes issued in satisfaction of the Reduced Payment as discussed above.

Joint Venture Distributions and Payments

          The transloading joint venture distributes a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Dakota Plains Transloading, LLC received a regular cash distribution from the transloading joint venture in January and March 2012 and a cash distribution in March 2011 and distributions in July through December 2011. However, beginning in April 2012, Dakota Petroleum Transport Solutions, LLC has temporarily suspended regular distributions to conserve capital in order to fund general capital improvements and capacity expansion at our New Town, North Dakota transloading facility.

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the quarter’s ending cash balance, less the required member preferred initial contribution of $20 million, less the preferred return payable to members, less the trading activities incurred during the current quarter, less the forecasted next quarter’s operating expenses and cash necessary to fund trading activities through the next quarter. The net balance will be the priority cash available at an agreed upon percentage, between Dakota Plains Marketing, LLC and PTS. There were no cash distributions in 2012 and 2011.

          JPND will receive all distributions from the trucking joint venture until the aggregate amount of distributions received is equal to their total capital contribution, of which approximately $858,000 remained to be repaid as of December 31, 2012. After the payments to JPND have offset their initial capital contribution, cash distributions from the trucking joint venture will be allocated in proportion to the outstanding units.

Capital Expenditures

          Our short- and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin fields. We intend to expand our existing facility to meet the growing logistical and storage needs of existing and future arrangements. This will include the construction of a storage facility which will feed into a central gathering system.

          We plan to construct a permanent storage solution at our facility. We have engaged an independent engineering firm with substantial experience designing and managing the building of oil and gas and rail facilities in the Williston Basin. We, along with our marketing and transloading joint ventures, have commenced in preliminary discussions to proceed with the aforementioned engineering firm’s facility expansion designs. We are unable to reasonably estimate the costs associated with the implementation of the proposed design but expect that it will involve significant capital expenditures by us and our joint ventures. We expect to finance these capital expenditures, if and when necessary, with cash generated from the operations of our joint ventures, our current cash and cash equivalents or additional financing, if available on terms acceptable to us given market conditions.

Contractual Obligations

     The following table presents our contractual obligations at December 31, 2012:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$26,605,300	$-	$26,605,300	$-	$-
Interest expense	8,120,761	3,192,636	4,928,125	-	-
Total	$34,726,061	$3,192,636	$31,533,425	$-	$-

          As previously noted, on November 2, 2012, we issued Notes due October 2015 and Notes due March 2014 and approximately $11.96 million aggregate principal amount of Notes due October 2015 were issued for all of our promissory notes issued in satisfaction of the Reduced Payment. In addition, the holders of approximately $3.9 million of the $9.0 million outstanding aggregate principal amount of our Notes due March 2013 tendered their notes in exchange for Notes due October 2015 and the holders of an additional approximately $4.6 million aggregate principal amount of our Notes due March 2013 tendered their notes in exchange for the Notes due March 2014.

Off Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

     See Note 2 to the consolidated financial statements starting on page F-1 for a discussion of recent accounting pronouncements.

Inflation

     Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Risk

     For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and do not have material market risk exposure. All of our outstanding debt as of December 31, 2012, had a fixed rate. We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

     Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Seasonality

     The industries in which we operate can be highly cyclical. The most critical factor in assessing the outlook for the oil industry is the worldwide supply and demand for crude oil. The peaks and valleys of demand are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies. The increased capital expenditures also ultimately result in greater production which historically has resulted in increased supplies and reduced prices.

     Historically, we have experienced our lowest utilization of our facility during the first quarter, when weather conditions are least favorable for efficient operation of our facility. As is common in the industry, through the transloading joint venture, and to a lesser extent the marketing joint venture, we typically bear the risk of delays caused by some, but not all, adverse weather conditions.

Item 8.	Financial Statements and Supplementary Data

          The consolidated financial statements and notes thereto required pursuant to this Item begin on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

     We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Controls and Procedures

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

March 14, 2013	/s/ Craig M. McKenzie
Chief Executive Officer

/s/ Timothy R. Brady
Chief Financial Officer and Treasurer

PART III

     Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012. Except for those portions specifically incorporated in this report by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.	Directors, Executive Officers and Corporate Governance

     Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

     Our executive officers are as follows:

Name	Age	Position
Craig M. McKenzie	49	Chairman of the Board of Directors and Chief Executive Officer

Gabriel G. Claypool	37	President, Chief Operating Officer and Director
Timothy R. Brady	51	Chief Financial Officer and Treasurer
Nicholas Q. Dillon	29	Vice President of Finance

     Craig M. McKenzie was appointed to serve as Chairman of our board of directors and Chief Executive Officer of our Company on February 8, 2013. Mr. McKenzie is a highly accomplished executive with significant experience in the oil and gas industry. Prior to joining our Company, Mr. McKenzie had been the President and Chief Executive Officer of ZaZa Energy Corporation, an oil and gas company, since its combination with another oil and gas company, Toreador Resources Corporation, in February 2012. He served in the same positions with Toreador Resources from January 2009 until the combination. From September 2007 to December 2008, Mr. McKenzie served as Chief Executive Officer of Canadian Superior Energy Inc., an oil and gas company. He received his B.S. degree in petroleum engineering from Louisiana State University and his M.B.A. from the Kellogg School of Management at Northwestern University.

     Gabriel G. Claypool was appointed to serve as Chief Operating Officer on February 8, 2013, and was elected director of our Company and appointed to serve as our President in connection with the Initial Merger effective as of March 22, 2012. He also served as Chairman of our board of directors and as Chief Executive Officer and Secretary of our Company from March 2012 until February 2013. Mr. Claypool had previously served as a director and Chief Executive Officer, President and Secretary of Dakota Plains since February 2011. On February 10, 2011, he was appointed to also serve as Chairman of the board of directors of Dakota Plains. Mr. Claypool was previously Regional Manager with Juniper Networks from 2009 to 2011 and prior to that was with AT&T, from 2004 to 2009. Mr. Claypool has been involved in the agriculture industry his entire life and has substantial experience from one of the largest century farms in northern Iowa. Mr. Claypool has numerous years’ experience with various forms of transportation logistics, as well as commodity marketing, trading and hedging through futures and other contracts. Mr. Claypool also brings strong business development and management experience from two Fortune 10 companies, handling relationships with Fortune 500 firms. Mr. Claypool holds a Bachelor of Business Administration degree from the University of Iowa.

     Timothy R. Brady was appointed to serve as our Chief Financial Officer and Treasurer in connection with the Initial Merger effective as of March 22, 2012. He had previously served as Chief Financial Officer and Treasurer of Dakota Plains since September 2011. Mr. Brady was instrumental in taking our Company public in March 2012. Before joining Dakota Plains, Mr. Brady served as one of three founders and Chief Financial Officer of Encore Energy, a privately held independent operator of oil and natural gas properties, from May 2011 through September 2011. Prior to that position, Mr. Brady served as the Chief Financial Officer from April 2010 through May 2011 of Allied Energy, a publicly traded oil and natural gas company, and served on its board of directors, where Mr. Brady able to upgrade the firm to the highest grading level on the OTC Market tier. Prior to that position, Mr. Brady was an independent consultant for eight years. Mr. Brady has over 28 years of financial experience within the energy, financial services, and manufacturing industry. Mr. Brady has extensive experience with SEC reporting, balance sheet management, investor relations, treasury, mergers and acquisitions, audit, internal controls implementation, and compliance. Mr. Brady holds a Bachelor of Science degree in Finance from Indiana University and an MBA from Loyola University of Chicago.

     Nicholas Q. Dillon was appointed to serve as our Vice President of Finance in connection with the Initial Merger effective as of March 22, 2012. He had previous served as Vice President of Finance of Dakota Plains since September 2011. He previously served as Chief Financial Officer and Treasurer of Dakota Plains from April to September 2011. Mr. Dillon is responsible for activities including financial reporting, forecasting, accounting, tax, and Sarbanes Oxley compliance. Prior to joining our Company, Mr. Dillon held various finance and accounting positions within Honeywell International’s Aerospace and Automated Control Solutions businesses from 2007 to 2011.He also spent time with International Business Machines in 2006, after graduating from the University of Wisconsin, Madison, with a Bachelor of Business Administration degree focused on finance, investments and banking.

     Executive officers are elected annually by our board of directors and serve a one-year period or until their successors are elected.

     None of the above executive officers is related to each other or to any of our directors.

     Our board of directors has adopted a code of business conduct and ethics relating to the conduct of our business by our employees officers and directors. A copy of our code of business conduct and ethics is available on our website at http://www.dakotaplains.com. We intend to post on our website any amendments to, or waivers from, our Code of Ethics and Conduct pursuant to the rules of the SEC.

Item 11.	Executive Compensation

     Incorporated into this item by reference is the information appearing under the heading “Compensation of Executive Officers,” the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance” and the information regarding compensation of non-employee directors under the heading “Proposal No. 1 – Election of Directors” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated into this item by reference is the information appearing under the headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

     Incorporated into this item by reference is the information regarding director independence under the heading “Proposal No. 1 – Election of Directors” and the information regarding related person transactions under the heading “Corporate Governance” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

     Incorporated into this item by reference is the information under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

	1.	Dakota Plains Holdings, Inc. and subsidiaries Consolidated Financial Statements for the fiscal years ended December 31, 2012, 2011 and 2010.

	2.	Dakota Petroleum Transport Solutions, LLC Financial Statements for the fiscal years ended December 31, 2012 and 2011.

	3.	DPTS Marketing LLC Financial Statements for the fiscal year ended December 31, 2012 and the period from inception (April 29, 2011) to December 31, 2011.

	4.	Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

     Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-53390.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated March 22, 2012, by and among MCT Holding Corporation, Dakota Plains, Inc. and DP Acquisition Corporation (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed March 23, 2012)

2.2	Plan of Merger of Dakota Plains, Inc. with and into MCT Holding Corporation (incorporated by reference to Exhibit 2.2 to current report on Form 8-K filed March 23, 2012)

2.3

Stock Purchase Agreement, dated March 23, 2012, by and among MCT Holding Corporation, MCT Distribution Corporation and Lindsey Hailstone (incorporated by reference to Exhibit 2.3 to current report on Form 8-K filed March 23, 2012)

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed March 23, 2012)

3.2	Amended and Restated Bylaws, effective March 23, 2012 (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed March 23, 2012)

4.1	Form of Promissory Note dated November 1, 2011 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed March 23, 2012)

4.2	Form of Promissory Note due April 21, 2013 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed June 1, 2012)

4.3	Form of Senior Unsecured Promissory Note due October 31, 2015 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed November 6, 2012)

4.4	Form of Senior Unsecured Promissory Note due March 1, 2014 (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed November 6, 2012)

10.1*	Dakota Plains Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 23, 2012)

10.2*	Form of Incentive Stock Option under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 23, 2012)

10.3*	Form of Non-Statutory Stock Option under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed March 23, 2012)

10.4*	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed March 23, 2012)

10.5*

Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (for grants on or after February 8, 2013) (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed February 12, 2013)

10.6*	Form of Warrant with Executive Officers (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed March 23, 2012)

10.7	Form of Warrant (incorporated by reference to Exhibit 10.6 to current report on Form 8-K filed March 23, 2012)

10.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed November 6, 2012)

10.9*	Employment Agreement with Craig M. McKenzie, dated February 8, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 12, 2013)

10.10*	Employment Agreement with Gabriel G. Claypool, dated February 8, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 12, 2013)

10.11*	Employment Agreement with Gabriel G. Claypool, dated March 22, 2012 (incorporated by reference to Exhibit 10.7 to current report on Form 8-K filed March 23, 2012)

10.12*	Employment Agreement with Timothy R. Brady, dated March 22, 2012 (incorporated by reference to Exhibit 10.8 to current report on Form 8-K filed March 23, 2012)

Exhibit No.	Description
10.13*	Employment Agreement with Nicholas Q. Dillon, dated March 22, 2012 (incorporated by reference to Exhibit 10.9 to current report on Form 8-K filed March 23, 2012)

10.14*	Employment Agreement with Robert C. Henry, dated April 9, 2012 (incorporated by reference to Exhibit 10/1 to current report on Form 8-K filed April 13, 2012)

10.15*	Form of Exchange and Loan Agreement dated November 1, 2011 (incorporated by reference to Exhibit 10.10 to current report on Form 8-K filed March 23, 2012)

10.16*	Form of Exchange and Loan Agreement (Standby Credit Arrangement) dated November 1, 2011 (incorporated by reference to Exhibit 10.11 to current report on Form 8-K filed March 23, 2012)

10.17

Dakota Petroleum Transport Solutions, LLC Amended and Restated Member Control Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 1, 2012); Amendment No. 1 dated August 30, 2012

10.18	DPTS Marketing LLC Amended and Restated Member Control Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 1, 2012); Amendment No. 1 dated August 30, 2012

10.19

Supplemental Agreement to Dakota Petroleum Transport Solutions, LLC Member Control Agreement and Dakota Petroleum Transport Solutions, LLC Lease Agreement dated July 22, 2010 (incorporated by reference to Exhibit 10.16 to current report on Form 8-K filed March 23, 2012)

10.20	Amended and Restated Lease Agreement (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed June 1, 2012)

10.21	Indemnification Agreement (incorporated by reference to Exhibit 10.19 to current report on Form 8-K filed March 23, 2012)

10.22	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 6, 2012)

10.23	Form of Amended Election, Exchange and Loan Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed November 6, 2012)

21.1	List of Subsidiaries

23.1	Consent of BDO, USA, LLP

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

** The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

DAKOTA PLAINS HOLDINGS, INC.

By	/s/ Craig M. McKenzie
Craig M. McKenzie, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Craig M. McKenzie and Timothy R. Brady, or either of them, his/her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K for the year ended December 31, 2012, and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Craig M. McKenzie
Craig M. McKenzie	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 14, 2013

/s/ Timothy R. Brady
Timothy R. Brady	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013

/s/ Gabriel G. Claypool
Gabriel G. Claypool	President, Chief Operating Officer and Director	March 14, 2013

/s/ Gary L. Alvord
Gary L. Alvord	Director	March 14, 2013

/s/ Paul M. Cownie
Paul M. Cownie	Director	March 14, 2013

/s/ David H. Fellon
David H. Fellon	Director	March 14, 2013

/s/ Terry H. Rust
Terry H. Rust	Director	March 14, 2013

Dakota Plains Holdings, Inc.

Consolidated Financial Statements for the Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dakota Plains Holdings, Inc.
Wayzata, Minnesota

We have audited the accompanying consolidated balance sheets of Dakota Plains Holdings, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Plains Holdings, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Houston, Texas
March 14, 2013

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

ASSETS

	December 31,
	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$2,340,083	$1,753,665
Prepaid Expenses	30,632	16,756
Due from Related Party	81,175	-
Deferred Tax Asset	1,414,000	2,307,000
Total Current Assets	3,865,890	4,077,421

PROPERTY AND EQUIPMENT
Land	3,166,849	1,053,576
Site Development	2,329,660	2,329,660
Other Property and Equipment	45,292	42,075
Total Property and Equipment	5,541,801	3,425,311
Less - Accumulated Depreciation	424,833	259,520
Total Property and Equipment, Net	5,116,968	3,165,791

PREFERRED DIVIDEND RECEIVABLE	819,178	317,808

INVESTMENT IN DPTS MARKETING LLC	21,905,797	11,996,571

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	5,331,599	2,890,280

FINANCE COSTS, NET	184,225	-

DEFERRED TAX ASSET	2,441,000	-

Total Assets	$39,664,657	$22,447,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$239,674	$32,616
Accrued Expenses	232,905	80,661
Income Tax Payable	1,028,000	-
Derivative Liability	-	5,540,000
Deferred Rental Income	20,679	125,164
Total Current Liabilities	1,521,258	5,778,441

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	25,614,683	9,000,000
Deferred Rental Income	165,434	125,163
Deferred Tax Liability	-	460,000
Total Long-Term Liabilities	25,780,117	9,585,163

Total Liabilities	27,301,375	15,363,604

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	-	-
Common Stock, Par Value $.001; 100,000,000 Authorized, 41,839,433 and 37,014,018 issued and outstanding, respectively	41,839	37,014
Additional Paid-In Capital	17,432,904	10,158,044
Accumulated Deficit	(5,111,461)	(3,110,791)
Total Stockholders’ Equity	12,363,282	7,084,267

Total Liabilities and Stockholders’ Equity	$39,664,657	$22,447,871

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
REVENUES
Rental Income - Related Party	$266,483	$314,581	$163,427

OPERATING EXPENSES
General and Administrative Expenses	2,901,907	3,897,066	110,059
Depreciation and Amortization	165,313	159,275	90,929
Total Operating Expenses	3,067,220	4,056,341	200,988

LOSS FROM OPERATIONS	(2,800,737)	(3,741,760)	(37,561)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	3,511,999	4,236,779	1,117,608
Income from Investment in DPTS Marketing LLC	10,410,596	2,314,279	-
Interest Expense (Net of Interest Income)	(29,211,978)	(3,371,812)	1,259
Gain (Loss) on Extinguishment of Debt	14,708,909	(4,552,500)	-
Other Expense	-	(2,777)	-
Total Other Income (Expense)	(580,474)	(1,376,031)	1,118,867

INCOME (LOSS) BEFORE INCOME TAXES	(3,381,211)	(5,117,791)	1,081,306

INCOME TAX PROVISION (BENEFIT)	(1,380,541)	(2,007,000)	416,000

NET INCOME (LOSS)	$(2,000,670)	$(3,110,791)	$665,306

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.05)	$(0.09)	$0.02

Weighted Average Shares Outstanding – Basic and Diluted	39,792,973	35,214,940	30,122,634

The accompanying notes are an integral part of these consolidated financial statements

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

			Additional Paid-In Capital	Stock Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance – December 31, 2009	29,766,462	$29,766	$1,650,361	$(110,000)	$(55,293)	$1,514,834

Sale of Common Shares at $0.775 Per Share	700,000	700	541,800	-	-	542,500

Issuance of Common Shares Related to Consulting Agreements	126,282	126	46,602	-	-	46,728

Payment on Subscription Receivable	-	-	-	110,000	-	110,000

Net Income	-	-	-	-	665,306	665,306

Balance – December 31, 2010	30,592,744	30,592	2,238,763	-	610,013	2,879,368

Sale of Common Shares at $2.125 Per Share	1,500,000	1,500	3,186,000	-	-	3,187,500

Sale of Common Shares at $4.00 Per Share	500,000	500	1,999,500	-	-	2,000,000

Issuance of Common Shares Related to Consulting Agreements	2,280,000	2,280	2,161,470	-	-	2,163,750

Issuance of Common Shares Related to Administrative Services Agreement	2,000	2	4,248	-	-	4,250

Issuance of Restricted Common Shares	600,000	600	(600)	-	-	-

Issuance of Common Shares as a Stock Dividend	1,441,774	1,442	(1,442)	-	-	-

Issuance of Common Shares to Board of Directors	40,000	40	84,960	-	-	85,000

Issuance of Common Shares for Finance Costs	7,500	8	29,992	-	-	30,000

Cash Dividend Paid	-	-	(1,331,619)	-	(610,013)	(1,941,632)

Share-Based Compensation	-	-	425,756	-	-	425,756

Issuance of Common Shares Pursuant to Exercise of Warrants	50,000	50	14,200	-	-	14,250

Warrants Issue Included in Debt Discount	-	-	1,346,816	-	-	1,346,816

Net Loss	-	-	-	-	(3,110,791)	(3,110,791)

Balance - December 31, 2011	37,014,018	37,014	10,158,044	-	(3,110,791)	7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	-	-	-

Issuance of Common Shares Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	-	-	-

Share-Based Compensation	-	-	477,604	-	-	477,604

Issuance of Restricted Common Shares	38,437	38	(38)	-	-	-

Issuance of Common Shares Pursuant to Debt Restructure	1,757,075	1,757	6,130,435	-	-	6,132,192

Issuance of Common Shares to Board of Directors	3,125	3	24,997	-	-	25,000

Warrants Issued Included in Debt Discount	-	-	644,889	-	-	644,889

Net Loss	-	-	-	-	(2,000,670)	(2,000,670)

Balance - December 31, 2012	41,839,433	$41,839	$17,432,904	$-	$(5,111,461)	$12,363,282

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,000,670)	$(3,110,791)	$665,306
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	165,313	159,275	90,929
Amortization of Debt Discount	58,272	1,346,816	-
Amortization of Finance Costs	10,837	-	-
(Gain) Loss on Extinguishment of Debt	(14,708,909)	4,552,500	-
Loss on Disposal of Property and Equipment	-	2,776	-
Loss on Derivative Liability	27,311,802	1,167,500	-
Deferred Income Taxes	(2,412,000)	(2,010,000)	196,000
Issuance of Common Stock for Consulting Fees	-	2,168,000	46,728
Increase (Decrease) in Deferred Rental Income	40,271	(100,546)	225,709
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(3,511,999)	(4,236,779)	(1,117,608)
Income from Investment in DPTS Marketing LLC	(10,410,596)	(2,314,279)	-
Non-Cash Rental Income	(42,783)	(80,986)	(20,246)
Share-Based Compensation	502,604	510,756	-
Changes in Working Capital and Other Items:
Decrease in Trade Receivables	-	-	19,161
Increase in Prepaid Expenses	(13,876)	(16,756)	-
Increase in Due from Related Party	(81,175)	-	-
Increase (Decrease) in Accounts Payable	207,058	(6,184)	8,000
Increase (Decrease) in Income Taxes Payable	1,028,000	(220,000)	220,000
Increase (Decrease) in Accrued Expenses	152,244	80,661	(19,147)
Increase (Decrease) in Deferred Rental Income	(104,485)	12,310	112,854
Net Cash Provided by (Used in) Operating Activities	(3,810,092)	(2,095,727)	427,686

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(2,116,490)	(788,126)	(1,534,587)
Cash Paid for Investment in Dakota Petroleum Transport Solutions, LLC	-	-	(50,000)
Cash Paid for Investment in DPTS Marketing LLC	-	(10,000,100)	-
Cash Received from Dakota Petroleum Transport Solutions, LLC	1,113,463	1,952,210	659,102
Net Cash Used in Investing Activities	(1,003,027)	(8,836,016)	(925,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	-	5,187,500	652,500
Proceeds from Exercise of Warrants	-	14,250	-
Repayments of Notes Payable - Related Parties	-	-	(240,000)
Cash Paid for Finance Costs	(195,062)	-	-
Cash Paid for Debt Extinguishment Costs	(45,401)	(150,000)	-
Cash Dividend Paid	-	(1,941,632)	-
Repayment of Promissory Notes	(500,000)	-	-
Proceeds from Promissory Notes	6,140,000	-	-
Proceeds from Senior Promissory Notes	-	3,500,000	-
Proceeds from Junior Promissory Notes	-	5,500,000	-
Net Cash Provided by Financing Activities	5,399,537	12,110,118	412,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	586,418	1,178,375	(85,299)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,753,665	575,290	660,589

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,340,083	$1,753,665	$575,290

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,831,353	$858,082	$34,849
Cash Paid During the Period for Income Taxes	$3,459	$211,220	$-

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$30,800	$30,800	$73,078
Fair Value of Warrants Issued for Debt Discount	$1,048,889	$1,346,816	$-
Payment of Debt Extinguishment Costs through Issuance of Common Stock	$-	$30,000	$-
Preferred Dividend Receivable	$501,370	$317,808	$-
Satisfaction of Derivative Liability with Common Stock	$6,132,192	$-	$-
Promissory Notes Issued to Satisfy Derivative Liability	$11,965,300	$-	$-
Loss on Extinguishment of Debt Related to Derivative Liability	$-	$4,372,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

1.	Organization and Nature of Business

On March 22, 2012, Dakota Plains Holdings, Inc., formerly known as MCT Holding Corporation (“DP” or the “Company”), Dakota Plains, Inc., a Minnesota corporation engaged in the crude oil transportation business (“Dakota Plains”), and DP Acquisition Corporation, a Minnesota corporation (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into Dakota Plains (the “Initial Merger”), the separate corporate existence of the Merger Subsidiary ceased, and Dakota Plains continued as the surviving corporation and as a wholly owned subsidiary of our Company. See Note 11 for details of Initial Merger.

Dakota Plains, Inc. (formerly Dakota Plains Transport, Inc.) was formed in November 2008 to participate in the ownership and operation of a transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

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

2.	Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Presentation of Comprehensive Income

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05). The guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders’ equity. The standard will allow the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12). The FASB indefinitely deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The standard, except for the portion that was indefinitely deferred, became effective for the Company on January 1, 2012 and must be applied retrospectively. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

2.	Summary of Significant Accounting Policies [continued]

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The standard generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy. Additionally, the standard includes changes on topics such as measuring fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This standard became effective for the Company on January 1, 2012. The standard requires additional disclosures, but it will not impact the Company’s results of operations, financial position or cash flows. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture, 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, and 50% owned Dakota Plains Services, LLC (“DPS”) joint venture. DPTS, DPTSM, and DPS have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent annual audited financial statements. The Company’s share of the joint ventures’ operating results for each fiscal year is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site development	15 years
Other Property and Equipment	3 - 5 years
Land	—

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

2.	Summary of Significant Accounting Policies [continued]

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $165,313, $159,275 and $90,929 for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment identified at December 31, 2012 and 2011.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of December 31, 2012 and 2011. Any required environmental accruals would be accounted for by DPTS and DPTSM.

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

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its consolidated balance sheet.

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

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

2.	Summary of Significant Accounting Policies [continued]

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted earnings per share. As the Company had a loss for the years ended December 31, 2012 and 2011, the potentially dilutive shares are anti-dilutive and thus not added into the earnings per share calculation. There were no potentially dilutive shares at December 31, 2010.

As of December 31, 2012, there were (i) 568,437 shares of restricted stock that were issued and vest in 2013 that represent potentially dilutive shares; (ii) 1,000,000 stock warrants that were issued and presently exercisable that represent potentially dilutive shares, which have an exercise price of $0.285; (iii) 700,000 stock warrants that were granted but are not presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50 and vest in 2013; (iv) 200,000 stock options that were issued and presently exercisable and represent potentially dilutive shares, which have an exercise price of $2.50; (v) 15,625 stock options that were issued and presently exercisable that represent potentially dilutive shares, which have an exercise price of $8.00; (vi) 921,000 stock warrants that were issued and presently exercisable that represent potentially dilutive shares, which have an exercise price of $4.00.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such significant estimates include recoverability of property and equipment and equity investments, depreciable lives for property and equipment, inputs in the valuation of certain equity transactions, and accounting for income taxes. Actual results may differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of December 31, 2012.

As part of the joint venture agreement the Company will own the Transloading Facility and certain equipment acquired and leases the property to Dakota Petroleum Transport Solutions, LLC.

The operations of the Transloading Facility commenced in November 2009. Under provisions of the member control agreement the profits and losses of Dakota Petroleum Transport Solutions, LLC are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

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

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the consolidated statements of operations, and the Company has recorded an investment in Dakota Petroleum Transport Solutions, LLC on its consolidated balance sheet.

Supplemental Agreement

In September 2010, the Company entered into a Supplemental Agreement to the Dakota Petroleum Transport Solutions, LLC member control agreement (“Supplemental Agreement”). The purpose of the Supplemental Agreement was to obtain access to site improvements and certain additional transloading equipment necessary to fulfill certain transloading contracts. Under this Supplemental Agreement the Company agreed to provide funds for the site improvements. The total costs incurred for these site improvements were $1,320,747. These costs have been capitalized as property and equipment on the Company’s consolidated balance sheet.

As part of the Supplemental Agreement, PTS was required to pay all costs for the acquisition of four new transloaders. The total cost of these transloaders was $658,012, with an estimated residual value of $131,602 at the end of the initial Agreement term for a net cost incurred of $526,410.

To reflect the economics of the $526,410 of costs incurred the Company recognized rental income of $6,749 per month through June 2012. In June 2012, the term of the joint venture agreement was extended and the monthly rental income recognized by the Company was decreased to $1,291 per month through December 31, 2021. Rental income related to these costs incurred was $42,783, $80,986 and $20,246 for the years ended December 31, 2012, 2011 and 2010, respectively. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3.	Joint Ventures [continued]

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of December 31, 2012 the Company has been reimbursed the full $794,337 of additional expenditures related to the Supplemental Agreement.

The Company will report the $397,169, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $397,168 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. Rental income related to the Supplemental Agreement was $64,214, $118,627 and $28,214 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company has received $186,113 and $250,327, respectively, in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There are no future lease payments receivable related to this agreement as of December 31, 2012 and 2011.

Summarized financial information of Dakota Petroleum Transport Solutions, LLC is as follows:

	Year Ended December 31,
	2012	2011	2010

Sales	$15,884,822	$11,799,406	$3,531,796
Net Earnings	6,491,033	7,844,398	1,908,361
Company’s Share of Equity in Net Earnings	3,245,516	3,922,199	954,181

Total Assets	13,652,679	6,820,137	2,820,556
Total Liabilities	2,617,257	519,761	1,093,978
Share of Equity in Net Assets	5,517,711	3,150,188	863,289

The differences between the Company’s share of equity in the net assets of DPTS and the investment in DPTS as shown on the consolidated balance sheet is due to 50% of the deferred rental income entered into with DPTS being eliminated through the investment in DPTS. Since 50% of the rental income received from DPTS is eliminated and reported through income from DPTS on the Company’s consolidated statements of operations, 50% of the deferred rental income received under the terms of the lease agreements is eliminated against the investment in DPTS.

DPTS Marketing LLC

The Company, through its wholly owned subsidiary Dakota Plains Marketing, LLC, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTS Marketing LLC. The joint venture was formed to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities.

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of December 31, 2012.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. The Company made its Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At December 31, 2012 and 2011, the Company reported a preferred dividend receivable of $819,178 and $317,808, respectively, on its consolidated balance sheet. The Company has received no payments from DPTS Marketing LLC as of December 31, 2012.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3.	Joint Ventures [continued]

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

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its consolidated balance sheet.

Summarized financial statements of DPTS Marketing LLC are summarized as follows

	Year Ended December 31,
	2012	2011	2010
Sales	$79,008,731	$9,117,898	$-
Net Earnings	20,821,192	4,628,558	-
Company’s Share of Equity in Net Earnings	10,410,596	2,314,279	-

Total Assets	49,399,386	26,813,607	-
Total Liabilities	5,587,792	2,820,465	-
Share of Equity in Net Assets	21,905,797	11,996,571	-

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

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of December 31, 2012.

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

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3.	Joint Ventures [continued]

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the consolidated statements of operations, and the Company will record an investment in Dakota Plains Services, LLC on its consolidated balance sheet. The Company did not recognize the loss from Dakota Plains Services, LLC for the year ended December 31, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

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

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment in Dakota Petroleum Transport Solutions, LLC. Accordingly, for the year ended December 31, 2012 $159,486 of the $318,972 was recognized as rental income and $159,486 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the years ended December 31, 2011 and 2010, $114,967 of the $229,934 in rent payments was recognized as rental income and $114,967 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4.	Lease Agreement [continued]

Minimum future rent payments on the non-cancelable operating lease receivable in the years following December 31, 2012 are as follows:

For the Years Ending December 31,	Amount
2013	$382,572
2014	382,572
2015	382,572
2016	382,572
2017	382,572
2018 – 2021	1,530,288
Total	$3,443,148

5.	Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of December 31, 2012 and, 2011.

On January 14, 2011, the Company declared a dividend to the owners of the Company’s common stock. The owners of the Company’s common stock made an election to receive either a cash dividend of $0.10 per share of common stock owned or a stock dividend of 0.0645 shares of the Company’s common stock for each share of common stock owned. Based on the shareholders’ elections the Company paid $1,941,632 in cash and issued an additional 1,441,774 shares of common stock.

In February 2011, the Company issued 2,000,000 shares of common stock to two former executives of the Company as compensation for their services. The executives were fully vested in the shares on the date of the grant. The fair value of the stock issued was $1,550,000 or $0.775 per share, the fair market value of a share of common stock on the date the stock was issued, and expensed as general and administrative expenses.

In March 2011, a warrant holder exercised 50,000 warrants resulting in cash proceeds to the Company of $14,250.

In March 2011, the Company completed a private placement offering of 1,500,000 shares of common stock to accredited investors at a subscription price of $2.125 per share for total gross proceeds of $3,187,500. The offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933 (the “Act”), as amended.

In April 2011, the Company issued 2,000 shares of common stock to an individual pursuant to an administrative services agreement. These shares were valued at $4,250 or $2.125 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In April 2011, the Company issued 20,000 shares of common stock to a consultant pursuant to a consulting agreement. These shares were valued at $42,500 or $2.125 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In April 2011, the Company issued 250,000 shares of common stock to a consultant pursuant to a consulting agreement. These shares were valued at $531,250 or $2.125 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In September 2011, the Company issued 40,000 shares of common stock to its board of directors. These shares were valued at $85,000 or $2.125 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

On November 1, 2011, the Company exchanged their senior and junior promissory notes for new promissory notes. As part of the exchange the holders of the senior and junior promissory notes made an election to receive either a cash payment equal to two percent (2%) of the aggregate principal of the senior and junior promissory notes exchanged or the number shares of the Company’s common stock equal to the cash exchange fee divided by $4.00. Based on the holders’ elections the Company issued 7,500 shares of common stock. The fair value of the Company’s common stock issued, $30,000, is included in loss on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2011.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

5.	Preferred Stock and Common Stock [continued]

In December 2011, the Company completed a private placement offering of 500,000 shares of common stock to accredited investors at a subscription price of $4.00 per share for total gross proceeds of $2,000,000. The offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933 (the “Act”), as amended.

In December 2011, the Company issued 10,000 shares of common stock to a consultant. These shares were valued at $40,000 or $4.00 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In August 2012, the Company issued 3,125 shares of common stock to a member of its board of directors. These shares were valued at $25,000 or $8.00 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

Stock Split

On October 31, 2011, the Company’s board of directors and a majority of its stockholders approved a 2-for-1 stock split pursuant to which all stockholders of record received two shares of common stock for each single share of common stock owned as of the record date. This stock split increased the issued and outstanding shares by approximately 18,200,000, the outstanding warrants by approximately 2,100,000 and the outstanding stock options by approximately 125,000. Generally accepted accounting principles require that the stock split be applied retrospectively to all periods presented. As a result, all stock, warrant and option transactions have been adjusted to account for the 2-for-1 stock split.

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

Warrants

Warrants Granted February 1, 2011

On February 1, 2011, in conjunction with the closing of the 12% Senior Promissory Notes (see Note 7), the Company issued warrants to purchase a total of 3,500,000 shares of common stock exercisable at $0.285 per share. The relative fair value of the warrants was initially reported as a debt discount and netted against the amount due on the promissory notes on the consolidated balance sheet. The warrants can be exercised at any time until the warrants expire in January 2021.

Using the Black-Scholes model the Company determined the fair value of the warrants to be $2,189,248 and allocated the debt proceeds in accordance with the relative fair value method. The Company recorded a $1,346,816 discount on the Senior Notes representing the allocation of the relative fair value to the warrants. On November 1, 2011, the Senior Notes were exchanged for new promissory notes. The exchange of the notes was accounted for a as an extinguishment of debt, therefore, the entire discount has been amortized to interest expense for the year ended December 31, 2011.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

6.	Stock-Based Compensation and Warrants [continued]

On March 26, 2012, 2,450,000 of these warrants were exercised. The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 63,420 of the Company’s common stock.

Warrants Granted February 22, 2011

On February 22, 2011, the Company issued an executive of the Company warrants to purchase a total of 600,000 shares of common stock exercisable at $2.50 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. These warrants vest on February 5, 2013. As of December 31, 2012, there was approximately $5,000 of total unrecognized compensation expense related to these unvested warrants. This compensation expense will be recognized over the remaining vesting period of the grants. The Company recognized $28,275 and $23,563 of expense related to these warrants for the years ended December 31, 2012 and 2011, respectively.

Warrants Granted April 5, 2011

On April 5, 2011, the Company issued warrants to purchase a total of 100,000 shares of common stock exercisable at $2.50 per share to an employee as part of an employment agreement. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. These warrants vest on April 5, 2013. As of December 31, 2012, there was approximately $10,000 of total unrecognized compensation expense related to these unvested warrants. This compensation expense will be recognized over the remaining vesting period of the grants. The Company recognized $38,900 and $29,175 of expense related to these warrants for the years ended December 31, 2012 and 2011, respectively.

Warrants Granted November 2, 2012

On November 2, 2012, in conjunction with the private placement of promissory notes (see Note 7), the Company issued warrants to purchase a total of 921,000 shares of common stock exercisable at $4.00 per share. The fair value of the warrants was reported as a debt discount and netted against the amount due on the promissory notes on the consolidated balance sheet. The warrants can be exercised at any time until the warrants expire in October 31, 2017.

Using the Black-Scholes model the Company determined the fair value of the warrants to be $1,264,985 and allocated the debt proceeds in accordance with the relative fair value method. The Company recorded a $1,048,889 discount on the promissory notes representing the allocation of the relative fair value to the warrants. The debt issuance costs will be amortized over the term of the promissory notes. For the year ended December 31, 2012, the Company recognized interest expense of $58,272 related to the amortization of this debt discount.

As of December 31, 2012, all of the aforementioned warrants are outstanding and exercisable.

The following table presents the impact on the Company’s consolidated statements of operations for stock-based compensation expense related to warrants granted for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
General and Administrative Expenses	$67,174	$52,738	$-
Interest Expense	58,272	1,346,816	-

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

6.	Stock-Based Compensation and Warrants [continued]

A summary of warrants granted for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at January 1, 2010	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2010	-	-	-	-
Granted	4,200,000	0.65	-	-
Exercised	(50,000)	0.285	-	-
Outstanding at December 31, 2011	4,150,000	0.66	8.3	13,866,750
Granted	921,000	4.00	-	-
Exercised	(2,450,000)	0.285	-	-
Outstanding at December 31, 2012	2,621,000	$2.18	5.64	$3,490,000

For the years ended December 31, 2012, 2011 and 2010, other information pertaining to warrants was as follows:

	2012	2011	2010
Weighted-average grant-date fair value of warrants granted	$1.37	$0.55	$-
Total intrinsic value of warrants exercised	$26,276,250	$92,000	$-
Total grant-date fair value of warrants vested during the year	$1,264,985	$2,189,248	$-

The following assumptions were used for the Black-Scholes model to value the warrants granted during the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Risk free rates	0.73%	1.33 - 3.48%	-
Dividend yield	0.00%	0.00%	-
Expected Volatility	49.8%	48.27 - 56.17%	-
Weighted average expected life	5 yrs.	3.5 - 10 yrs.	-

The table below reflects the status of warrants outstanding at December 31, 2012:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
Total	2,621,000

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

6.	Stock-Based Compensation and Warrants [continued]

Stock Options

In September 2011, the Company granted 200,000 options in aggregate, to members of the board and 50,000 options to it Chief Financial Officer pursuant to an employment agreement. The options were granted at a price of $2.50 and the optionees were fully vested on the grant date. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The Company recognized $82,704 of expense related to these options in the year ended December 31, 2011. 50,000 of these options expired in December 2012 and are no longer outstanding.

On August 14, 2012, the Company granted 15,625 options to a member of its board. The options were granted at a price of $8.00 and the optionee was fully vested on the grant date. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The Company recognized $24,047 of expense related to these options in the year ended December 31, 2012.

The following table presents the impact on the Company’s consolidated statements of operations for stock-based compensation expense related to options granted for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
General and Administrative Expenses	$24,047	$82,704	$-

A summary of options for the years ended December 31, 2012 and 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at January 1, 2011	-	$-	-	$-
Granted	250,000	2.50	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at December 31, 2011	250,000	2.50	4.8	1,375,000
Granted	15,625	8.00	-	-
Exercised	-	-	-	-
Forfeited or Expired	(50,000)	2.50	-	-
Outstanding at December 31, 2012	215,625	$2.90	3.9	$150,000

Stock Options Exercisable at December 31, 2011	250,000	$2.50	4.8	$1,375,000
Stock Options Exercisable at December 31, 2012	215,625	$2.90	3.9	$150,000

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

6.	Stock-Based Compensation and Warrants [continued]

For the years ended December 31, 2012, 2011, and 2010, other information pertaining to stock options was as follows:

	2012	2011	2010
Weighted-average per share grant-date fair value of stock options granted	$1.54	$0.66	$-
Total grant-date fair value of stock options vested during the year	$24,047	$82,704	$-

The following assumptions were used for the Black-Scholes model to value the options granted during the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Risk free rates	0.27%	0.39%	-
Dividend yield	0.00%	0.00%	-
Expected volatility	30.35%	33.98%	-
Weighted average expected life	2.5 yrs.	2.5 yrs.	-

At December 31, 2012, there is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of December 31, 2012 because the Company recognized the entire fair value of such compensation upon vesting of the options.

Restricted Stock Awards

During the years ended December 31, 2012 and 2011, the Company issued 38,437 and 600,000, respectively, restricted shares of common stock as compensation to officers and employees of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than December 31, 2013. As of December 31, 2012, there was $178,304 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended:
	December 31, 2012		December 31, 2011		December 31, 2010
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Restricted Shares Outstanding - Beginning of Year	550,000	$1.02	-	$-	-	$-
Shares Granted	38,437	6.63	600,000	1.00	-	-
Lapse of Restrictions	(20,000)	2.13	(50,000)	0.78	-	-
Restricted Shares Outstanding - End of Year	568,437	$1.36	550,000	$1.02	-	$-

7.	Promissory Notes

On November 1, 2011, the Company entered into an Exchange and Loan Agreement with the holders of certain senior and junior promissory notes (“Old Notes”). As part of the Exchange and Loan Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes and extend the term of the promissory notes. The total value of these new notes was $9 million and all unpaid accrued interest and principal were payable on March 1, 2013. The new promissory notes bore interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

7.	Promissory Notes [continued]

The new promissory notes included an additional payment provision similar to the additional payment provision included in the promissory notes issued by Dakota Plains, Inc. in April 2011, which were exchanged for the new promissory notes. The additional payment provision provided that upon public listing of the Company if the initial trading price, as defined in the Exchange and Loan Agreement, exceeded $2.50, then the holder would be entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes could elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. With the public listing of the Company in March 2012, the additional payment due to the holders of the notes under this provision was $32,851,800.

In connection with the issuance of the new promissory notes, the holders also received from the Company, at the holders election, either (i) a cash payment equal to 2% of the aggregate principal amount of the Old Notes exchanged (“Cash Extension Fee”), or (ii) a number of shares of the Company’s common stock equal to the Cash Extension Fee divided by $4.00. Based on the election of the Old Note holders the Company paid $150,000 in cash for the Cash Extension Fee and issued 7,500 shares of the Company’s common stock. The fair value of the Cash Extension Fee and the shares of the Company’s common stock issued, $180,000, has been reported on the Company’s consolidated statement of operations as loss on extinguishment of debt for the year ended December 31, 2011. In connection with the exchange, the Company wrote-off debt issuance costs of $336,704 in 2011, which were recorded as interest expense in the Company’s consolidated statement of operations.

On November 2, 2012, pursuant to the Amended Election, Exchange and Loan Agreements (see further disclosure below); the Company repaid the outstanding principal to a holder of the new promissory notes in the amount of $500,000. The term of the remaining $8.5 million was extended using two different maturity dates. $4,605,300 of the new promissory notes was extended to March 1, 2014 and $3,894,700 was extended to October 31, 2015.

Loss on Extinguishment of Debt – Year Ended December 31, 2011

The Company assessed the impact of the exchange of the senior and junior notes for new promissory notes and whether it should be accounted for as an extinguishment of debt and the issuance of new debt or a modification of the existing debt. The present value of the remaining payments on the new promissory notes was substantially different than the present value of the senior and junior notes; therefore the Company reported the transaction as an extinguishment of debt. Since the exchange was accounted for as an extinguishment of debt all cost incurred and the increase in fair value of the Company’s liabilities was reported as loss on extinguishment of debt on the consolidated statement of operations.

Derivative Liability

The additional payment provision in the new promissory notes was considered an embedded derivative, and was recorded as a derivative liability with a re-measurement as of each reporting date. This embedded derivative was reported as a current liability on the Company’s consolidated balance sheet at fair value at December 31, 2011. The fair value of the embedded derivative at December 31, 2011 was calculated using the Monte Carlo Simulation valuation model based on factors present at the initial valuation date and subsequent reporting date valuations.

On April 21, 2012, the embedded derivative was satisfied with the issuance of promissory notes in the aggregate amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 at April 21, 2012. The increase in the fair value of the embedded derivative during the year ended December 31, 2012, $27,311,800, was recorded as interest expense on the consolidated statement of operations.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

7.	Promissory Notes [continued]

Private Placement of Debt

On November 2, 2012, the Company issued promissory notes in the amount of $6,140,000. The issuance of these promissory notes resulted in proceeds to the Company of approximately $5,945,000, net of commissions and finance costs paid. The promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter. All principal and accrued interest are due and payable on October 31, 2015.

In conjunction with the issuance of the promissory notes, the Company issued warrants to purchase 921,000 shares of its common stock, exercisable at $4.00 per share. The warrants expire on October 31, 2017.

The Company recorded $1,048,889 of debt discount against these promissory notes representing the allocation of the relative fair value to the warrants issued (see Note 6). The debt discount will be amortized over the term of the promissory notes using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2012, the Company recognized interest expense of $58,272 related to the amortization of this debt discount.

The Company incurred finance costs of $195,062 related to these notes, which will be amortized over the term of the notes and included in interest expense on the consolidated statement of operations. The interest expense recorded for the year ended December 31, 2012 was $10,839.

Amended Election, Exchange and Loan Agreements

On November 2, 2012, pursuant to the Amended Election, Exchange and Loan Agreements, all of the holders of the new promissory notes agreed to surrender and void the $27,663,950 of promissory notes and 1,296,963 shares of the Company’s common stock received April 21, 2012, related to the additional payment provision in the new promissory notes.

As a result of the revaluation of the additional payment provision and revised elections of the holders, the Company issued promissory notes in the aggregate of $11,965,300 and 1,757,075 shares of its common stock. The promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter. All principal and accrued interest are due and payable on October 31, 2015.

Gain on Extinguishment of Debt – Year Ended December 31, 2012

The Company assessed the impact of the Amended Election, Exchange and Loan agreements and whether it should be accounted for as an extinguishment of debt and the issuance of new debt or a modification of the existing debt. The present value of the remaining payments was substantially different than the present value of the original agreements. Therefore, the Company reported the transaction as an extinguishment of debt. Since the exchange was accounted for as an extinguishment of debt, the decrease in fair value of the Company’s liabilities (net of cost incurred and the increased fair value of the common stock issued) was reported as gain on extinguishment of debt on the consolidated statement of operations.

Outstanding Promissory Notes at December 31, 2012

As of December 31, 2012, the Company has the following outstanding promissory notes:

Maturity Date	Principal Amount
March 1, 2014	$4,605,300
October 31, 2015	22,000,000
Total outstanding principal	$26,605,300
Unamortized debt discount at December 31, 2012	(990,617)
Promissory notes, net of debt discount	$25,614,683

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

The income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 consists of the following:

	2012	2011	2010
Current Income Taxes
Federal	$879,000	$-	$189,000
State	152,459	3,000	31,000

Deferred Income Taxes
Federal	(2,188,000)	(1,827,000)	178,000
State	(224,000)	(183,000)	18,000

Total expense (benefit)	$(1,380,541)	$(2,007,000)	$416,000

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 to the amount of income tax expense (benefit) that would result from applying the statutory rate to pretax income (loss).

Reconciliation of reported amount of income tax expense (benefit):

		Year Ended December 31,
	2012	2011	2010
Income (loss) before taxes and NOL	$(3,381,211)	$(5,117,791)	$1,081,306
Federal statutory rate	35%	34%	34%
Taxes computed at federal statutory rates	(1,183,000)	(1,740,000)	368,000
State taxes, net of federal taxes	(120,000)	(174,000)	36,000
Debt discount	-	(95,000)	-
Other	(77,541)	2,000	12,000
Reported expense (benefit)	$(1,380,541)	$(2,007,000)	$416,000

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

8.	Income Taxes [continued]

The components of the Company’s deferred tax asset were as follows:

	Year Ended December 31,
	2012	2011
Deferred Tax Assets (Liabilities)
Current:
Deferred rent	$16,000	$93,000
Prepaid expenses	(11,000)	(5,000)
Derivative liability	-	2,072,000
Net operating loss	-	81,000
Interest expense	1,537,000	-
Warrants issued as debt discount	(135,000)	-
Other	7,000	66,000
Current	1,414,000	2,307,000

Non-current:
Fixed assets	(418,000)	(444,000)
Share based compensation	168,000	(17,000)
Investment in Dakota Petroleum Transport Solutions, LLC	(18,000)	(93,000)
Interest expense	2,818,000	-
Warrants issued as debt discount	(247,000)	-
Deferred rent	127,000	94,000
Other	11,000	-
Non-current	2,441,000	(460,000)

Total deferred tax assets (liabilities)	$3,855,000	$1,847,000

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense (benefit). For the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any interest or penalties in the consolidated statement of operations, nor did the Company have any interest or penalties accrued in the consolidated balance sheet at December 31, 2012 and 2011 relating to unrecognized benefits.

At December 31, 2011 the Company had a net operating loss carry forward for federal and state income tax purposes of $215,000, which was used to offset taxable income for the year ended December 31, 2012.

The 2011, 2010 and 2009 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

9.	Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of their immediate or short-term maturities.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

As of December 31, 2012 the Company has no financial instruments measured at fair value on a recurring basis in the consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 7).

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2011:

Fair Value Measurements at December 31, 2011 Using

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liability - Current Liability	$-	$-	$(5,540,000)

Level 3 liability consists of an embedded derivative included in the new promissory notes issued on November 1, 2011 (see Note 7). There were no transfers between any of the fair value levels during the years ended December 31, 2012 and 2011.

The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs
(Level 3)

Level 3 Financial Liabilities
Balance at December 31, 2011	$(5,540,000)
Satisfied through the Issuance of Promissory Notes and Common Stock	5,540,000
Balance at December 31, 2012	$-

11.	Merger Agreement

As of March 22, 2012, the issued and outstanding common stock of Dakota Plains before the Initial Merger was converted into the right to receive an aggregate of 37,014,018 shares of the Company’s common stock, all of which were “restricted securities” under Rule 144. Of those shares, 530,000 were restricted shares of the Company’s common stock issued under certain employment agreements in exchange for 530,000 shares of similarly restricted Dakota Plains’ common stock. In addition, the outstanding options issued by Dakota Plains before the Initial Merger were converted into options to purchase an aggregate of 250,000 shares of the Company’s common stock and the outstanding warrants issued by Dakota Plains before the Initial Merger were converted into warrants to purchase an aggregate of 4,150,000 shares of the Company’s common stock. The shareholders of the Company before the Initial Merger retained 640,200 shares of common stock, representing approximately 1.7% of its outstanding shares of common stock immediately after the Initial Merger.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

11.	Merger Agreement [continued]

In March 2012, Dakota Plains Holdings, Inc., the surviving corporation from the Initial Merger and then a wholly owned subsidiary of the Company, merged with and into MCT Holding Corporation (the “Second Merger”). Pursuant to the plan of merger governing the Second Merger, the Company changed its name from “MCT Holding Corporation” to “Dakota Plains Holdings, Inc.”

12.	Subsequent Events

On February 8, 2013, the Company’s board of directors appointed Craig M. McKenzie to serve as chairman of the board, chief executive officer and secretary of Dakota Plains Holdings, Inc. effective immediately. On the same date, our board of directors increased the number of directors constituting our board of directors to six directors, with Mr. McKenzie elected to serve in the newly created vacancy. Gabriel G. Claypool, who preceded Mr. McKenzie in his positions with the Company, continues to serve as a member of the board of directors and as president and, as of the same date, our board of directors appointed him to serve in the additional position of chief operating officer.

The Company entered into an employment agreement with Mr. McKenzie, which has an initial term of three years and is eligible for automatic renewal for successive one-year terms. Under his employment agreement, Mr. McKenzie is entitled to receive the following compensation and benefits:

•	an initial annual base salary of $350,000;

•

an annual bonus with a target of 200% of his annual base salary payable in cash, equity or a combination of the two, subject to the discretion of our compensation committee or board of directors and based on his meeting or exceeding mutually agreed upon performance goals;

•	participation in our 401(k), profit sharing and other retirement plans available to all our employees;

•	participation in our health-related benefits and insurance plans;

•

an initial restricted stock award of 300,000 shares of our company’s common stock in accordance with the terms and conditions of our 2011 Equity Incentive Plan (the “Plan”), which award vests in equal installments upon the first, second and third anniversaries of the date of his employment agreement; and

•

an initial seven-year option to purchase 200,000 shares of our company’s common stock at an exercise price equal to fair market value as of the date of grant in accordance with the terms and conditions of the Plan, which option vests in equal installments upon the first, second and third anniversaries of his employment agreement.

If Mr. McKenzie’s employment is terminated by the Company for any reason other than for cause (as defined in the agreement) or by Mr. McKenzie for good reason (as defined in the agreement), then Mr. McKenzie will be eligible to receive an amount equal to two times his annual salary, in addition to other amounts accrued on or before the date his employment is terminated.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Total Revenues	$80,279	$77,932	$51,407	$56,865
Expenses	800,669	626,423	845,421	794,707
Loss From Operations	(720,390)	(548,491)	(794,014)	(737,842)
Other Income (Expense)	(24,624,885)	5,908,414	1,071,146	17,064,851
Income Tax Provision (Benefit)	(9,475,400)	2,004,385	105,474	5,985,000
Net Income (Loss)	(15,869,875)	3,355,538	171,658	10,342,009
Net Income (Loss) Per Common Share – Basic	(0.43)	0.08	0.00	0.25
Net Income (Loss) Per Common Share – Diluted	(0.43)	0.08	0.00	0.24

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011
Total Revenues	$77,202	$77,202	$79,897	$80,280
Expenses	1,668,636	554,892	789,496	1,043,317
Loss From Operations	(1,591,434)	(477,690)	(709,599)	(963,037)
Other Income (Expense)	488,176	39,224	1,019,910	(2,923,341)
Income Tax Provision (Benefit)	(433,000)	(172,000)	121,000	(1,523,000)
Net Income (Loss)	(670,258)	(266,466)	189,311	(2,363,378)
Net Income (Loss) Per Common Share – Basic	(0.02)	(0.01)	0.01	(0.07)
Net Income (Loss) Per Common Share – Diluted	(0.02)	(0.01)	0.00	(0.07)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Total Revenues	$28,742	$28,742	$28,742	$77,201
Expenses	33,033	20,253	86,053	61,649
Loss From Operations	(4,291)	8,489	(57,311)	15,552
Other Income (Expense)	(39,423)	(25,815)	242,122	941,983
Income Tax Provision (Benefit)	(17,000)	(7,000)	71,000	369,000
Net Income (Loss)	(26,714)	(10,326)	113,811	588,535
Net Income (Loss) Per Common Share – Basic	(0.00)	(0.00)	0.00	0.02
Net Income (Loss) Per Common Share – Diluted	(0.00)	(0.00)	0.00	0.02

Dakota Petroleum Transport Solutions, LLC

Financial Statements
For the Years Ended December 31, 2012 and 2011

The report accompanying these financial statements was issued by
BDO USA, LLP, a Delaware limited liability partnership and the U.S.
member of BDO International Limited, a UK company limited by guarantee.

Dakota Petroleum Transport Solutions, LLC

Financial Statements
For the Years Ended December 31, 2012 and 2011

Dakota Petroleum Transport Solutions, LLC

Financial Statements for the Years Ended December 31, 2012 and 2011

Contents

Independent Auditor’s Report

Board of Governors and Members
Dakota Petroleum Transport Solutions, LLC

We have audited the accompanying balance sheets of Dakota Petroleum Transport Solutions, LLC. as of December 31, 2012 and 2011, and the related statements of income, members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Petroleum Transport Solutions, LLC. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Houston, Texas
March 14, 2013

Financial Statements

Dakota Petroleum Transport Solutions, LLC
Annual Financial Statements
Balance Sheets

As of December 31,	2012	2011

Assets
Current assets:
Cash	$8,883,094	$3,416,548
Accounts receivable	-	1,141,670
Due from related parties	1,468,989	-
Other receivables	286,658	-
Other current assets	100,097	250,328
Total current assets	10,738,838	4,808,546

Property and equipment:
Construction in process	1,300,126	-
Leasehold improvements	2,067,862	2,087,694
Less: Accumulated depreciation	785,416	326,830
Total property and equipment, net	2,582,572	1,760,864

Other Assets - Long-term	331,269	250,727
Total assets	$13,652,679	$6,820,137

Liabilities
Current liabilities:
Accounts payable	$2,536,083	$517,685
Accounts payable, related parties	81,174	2,076
Total current liabilities	2,617,257	519,761

Members’ capital:
DP member capital	5,517,711	3,150,188
PTS member capital	5,517,711	3,150,188
Total members’ capital	11,035,422	6,300,376

Total liabilities and members’ capital	$13,652,679	$6,820,137
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC
Annual Financial Statements
Statements of Income

For the years ended December 31,	2012	2011

Revenue	$15,884,822	$11,799,406
Cost of revenue	5,217,444	3,294,583
Gross profit	10,667,378	8,504,823

Operating expenses:
Provision for bad debts	451,700	-
General and administrative	3,754,518	660,425
Total operating expenses	4,206,218	660,425

Income from operations	6,461,160	7,844,398

Non-operating income, net:	29,873	-

Net income	$6,491,033	$7,844,398
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC
Annual Financial Statements
Statements of Members’ Capital

	DP	PTS	Total
Balance, December 31, 2010	$863,289	$863,289	$1,726,578
Capital contributions	161,972	161,972	323,944
Net income	3,922,199	3,922,199	7,844,398
Distributions	(1,797,272)	(1,797,272)	(3,594,544)

Balance, December 31, 2011	3,150,188	3,150,188	6,300,376
Capital contributions	85,563	85,563	171,126
Net income	3,245,517	3,245,516	6,491,033
Distributions	(963,557)	(963,556)	(1,927,113)
Balance, December 31, 2012	$5,517,711	$5,517,711	$11,035,422
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC
Annual Financial Statements
Statements of Cash Flows

For the years ended December 31,	2012	2011
Cash flows from operating activities:
Net income	$6,491,033	$7,844,398

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash member contributions, rental expense	171,126	323,944
Amortization	128,427	237,254
Depreciation	458,586	326,830
Provision for bad debt	451,700	-

Changes in assets and liabilities:
Accounts receivable	689,970	(173,587)
Due from related parties	(1,468,989)	-
Other receivables	(286,658)	-
Other current assets	150,231	(23,323)
Deferred rental expense	(208,969)	(36,563)
Accounts payable	1,773,833	251,185
Accounts payable-related parties	79,098	(144,067)

Net cash provided by operating activities	8,429,388	8,606,071

Cash flows from investing activities:
Purchase of property and equipment	(1,035,729)	(1,955,278)

Cash flows from financing activities:
Distributions to members	(1,927,113)	(3,594,544)

Net increase in cash	5,466,546	3,056,249
Cash, at beginning of period	3,416,548	360,299
Cash, at end of period	$8,883,094	$3,416,548

Supplemental Schedule of Non-cash Investing Activities

As of December 31, 2012 and 2011, the Company had accrued capital expenditures totaling $376,981 and $132,416, respectively, which were recorded in accounts payable.
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statement

1.	Nature of Business

Dakota Petroleum Transport Solutions, LLC (the “Company”), a Minnesota limited liability company, was organized on September 25, 2009 and is referred to as “we,” “our” and “us.” The Company is an equally owned joint venture between Dakota Plains Transloading, LLC (a wholly owned subsidiary of Dakota Plains Holdings, Inc. (formerly Dakota Plains Transport, Inc. and Dakota Plains, Inc.)), a Minnesota limited liability company (“DPT”) and Petroleum Transport Solutions, LLC, a Minnesota limited liability company (“PTS”). Each member made an initial contribution of $50,000 in exchange for 1,000 membership units, for a total of 2,000 member units issued and outstanding. Each unit entitles the members to one vote on all matters submitted. The Company intends to continue to operate so as to qualify as a partnership for United States federal and state income tax purposes.

The Company was organized to engage in the acquisition, construction and operation of a petroleum transloading facility in New Town, North Dakota. On June 1, 2012, DPT entered into an amended and restated member control agreement with PTS and Dakota Petroleum Transport Solutions, LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments and supplements, extends the initial term until December 31, 2021 and the term will automatically extend in two-year renewal periods unless and until terminated.

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company’s cash positions represent assets held in checking accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. All of the Company’s non-interest bearing cash accounts were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. On January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceeded the federally insured limits.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such significant estimates include recoverability of property and equipment and depreciable lives for property and equipment. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value based on the short maturities of these instruments.

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statement

Concentration of Risk

For the year ended December 31, 2012, the Company had revenues from DPTS Marketing LLC, a related party through common ownership, of approximately $14.0 million (89% of total revenues), and as of December 31, 2012, it also had receivables due from related parties from the same customer totaling $1,468,989. For the year ended December 31, 2011, the Company had revenues from an unrelated customer that represented approximately 99% of total revenues, and as of December 31, 2011, it also had accounts receivable from that customer in the amount of $1,141,670.

Accounts Receivable and Allowance for Bad Debt

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of the customers’ credit information. The Company extends credit on an unsecured basis to its customers. Accounts receivable are deemed past due based on contractual terms agreed with its customers.

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience with its customers, current market and industry conditions of its customers, and any specific customer collection issues that it has identified. Accounts receivable are reduced by an allowance for estimated credit losses. No allowance for doubtful accounts was recorded at December 31, 2012 and 2011.

Accounts receivable are written-off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. For the year ended December 31, 2012, the Company wrote-off $451,700 of receivables related to a former customer.

Accounts Payable

At December 31, 2012, a portion of the accounts payable balance was attributed to the net liability relating to the amount of cost the Company expects to pay for cleanup measures in excess of the estimated amount of cost that it reasonably expects to recover from the third parties responsible for causing the incidents on its property. As of December 31, 2012, the Company has paid approximately $2.0 million in invoiced costs and estimates its total cost exposure to be approximately $2.7 million. Both the gross liability and the estimated recoverable amount are reviewed and updated on a monthly basis. As of December 31, 2012, the Company has recovered $85,272 from the responsible third parties.

Revenue Recognition

Revenue is recognized when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. The Company records the gross sale of fuel-related services when the transloading of petroleum-related products are complete.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the remaining term of the amended and restated member control agreement. Title to all leasehold improvements revert to the landlord at the end of the lease term. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the useful life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statement

accounts and any resulting gain or loss is credited or charged to income.

For the years ended December 31, 2012 and 2011, the Company had fixed assets related to in progress construction of $1,300,126 and land leasehold improvements of $132,416, respectively. As of December 31, 2012 and 2011, the Company had leasehold improvements placed in service of $2,067,862 and $1,955,278, respectively. Depreciation expense for the years ended December 31, 2012 and 2011 was $458,586 and $326,830, respectively.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment identified at December 31, 2012 and 2011.

Income Taxes

The Company intends to continue to operate so as to qualify, for United States federal and state income tax purposes, as a partnership. Therefore, the Company generally is not subject to United States federal income tax at the entity level. Its members will be required to take into account their allocable share of each item of the Company’s income, gain, or loss and credits for its taxable year ending within or with their taxable year for federal or state income tax purposes.

Subsequent Events

Management has evaluated subsequent events through March 14, 2013, which is the date the financial statements were available to be issued.

3.	Related Party Transactions

Per the Company’s Member Control Agreement (the “Agreement”), DPT and PTS are to perform the following services:

Services to be performed by DPT:

	•	Acquire the real property necessary for operation of the transloading facility and for rail spur services between the transloading facility and the available trunk rail line;

	•	Acquire equipment and materials, pay contractors, acquire permits and assemble and erect the transloading facility;

•

Lease the transloading facility as well as any necessary equipment for operation of the transloading facility to the Company at set rent payment terms. As per the amended and restated Lease Agreement, DPT received monthly base rent of $19,161 through May 2012 and will receive monthly base rent of $31,881 beginning June 2012 through the term of the Lease Agreement.

Services to be performed by PTS:

•

Make available an amount of rail cars sufficient for the Company to be able to service the transloading facility at a throughput volume of 10,000 barrels per day for which PTS charges the Company $33,750 per month. Beginning in July 2011 and continuing through the term of the Agreement, DPTS Marketing LLC, a related party through common ownership, assumed the railcar leasing liability.

	•	Coordinate and manage the operation of the transloading facility and all accounting and bookkeeping functions in connection with the operation of the transloading facility. The Company paid a monthly

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statement

accounting fee of $2,800 through October 2011 and currently pays a monthly accounting fee of $5,000 per month to PTS for staff time related to the bookkeeping and accounting functions effective until December 31, 2012, except the rate shall continue beyond December 31, 2012 if the parties fail to agree upon a new rate.

See Note 2 for disclosures regarding concentration of risk, revenues, and accounts receivable accounting policies.

The operations of the transloading facility commenced in November 2009. Under provisions of the Agreement, the profits and losses of the joint venture are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are paid pro rata based upon the average number of units owned by each member each calendar day during such calendar quarter. In connection with joint venture transactions during the years ended December 31, 2012 and 2011, the Company recognized related party costs of revenue totaling $490,100 and $959,441, respectively. In connection with joint venture transactions during each of the years ended December 31, 2012 and 2011, the Company recognized related party general and administrative expenses of $66,600 and $33,600, respectively.

Supplemental Agreement

In September 2010, the members of the Company entered into a Supplemental Agreement to the Agreement. The purpose of the Supplemental Agreement was to obtain access to site improvements and certain additional transloading equipment necessary to fulfill certain transloading contracts. Under the Supplemental Agreement, DPT agreed to provide funds for the site improvements. The total costs incurred for these site improvements were $1,320,747.

As part of the Supplemental Agreement, PTS was required to pay all costs for the acquisition of four new transloaders. The total cost of these transloaders was $658,012, with an estimated residual value of $131,602 at the end of the initial Agreement term.

The Company recognized rental expense of $26,995 per month through May 31, 2012 and is recognizing rental expense of $5,164 per month through December 31, 2021 to reflect the economics of the $1,052,820 of costs incurred by its members. Total rent expense related to these costs was $171,126 and $323,944 for the years ended December 31, 2012 and 2011, respectively. No cash has been paid related to this rental expense; the rental expense recorded is being treated as an increase in the members’ investment in the Company.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company will pay 75% of the cash distributions to DPT until DPT has been reimbursed for these additional expenditures. The additional expenditures by DPT would also incur interest at an interest rate of 7% per annum until paid in full. After DPT has been reimbursed, the cash distributions reverted back to the 50/50 split as per the Agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the Agreement. As of December 31, 2012 the Company had reimbursed the full $794,337 of additional expenditures related to the Supplemental Agreement and paid interest of $16,826 in the year ended December 31, 2011 to DPT.

The $794,337 of additional costs incurred by DPT in excess of amounts paid by PTS will be recognized as rental expense over the remaining life of the joint venture, of which $128,427 and $237,254 was expensed during the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the Company has paid $372,225 and $500,654, respectively, in lease payments in excess of the amount reported as expense. The amount is included in other current assets and other assets – long-term on the balance sheet with the amount to be expensed in the next twelve months recorded as a current asset. There are no future lease payments payable related to this agreement as of December 31, 2012 and 2011.

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statement

The Company had accounts payable to related parties of $81,174 and $2,076 as of December 31, 2012 and 2011, respectively.

4.	Commitments and Contingencies

Litigation

The Company is engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. Based upon the information available to the Company and discussions with legal counsel, it is the Company’s opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the financial position, results of operations or cash flows. Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

Since October 2012, the Company has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, in which the Company leases the facility for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-days written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when the Company finally terminated the contract before the end of the 90-day period.  TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief.  Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter. We intend to vigorously defend against this claim.  As of December 31, 2012, we have not recorded any accruals associated with this legal claim.

DPTS Marketing LLC

Financial Statements
For the year ended December 31, 2012 and
For the period from inception [April 29, 2011] to December 31, 2011

The report accompanying these financial statements was issued by
BDO USA, LLP, a Delaware limited liability partnership and the U.S. member of BDO International Limited, a UK company limited by guarantee.

DPTS Marketing LLC

Financial Statements
For the year ended December 31, 2012 and
For the period from inception [April 29, 2011] to December 31, 2011

DPTS Marketing LLC

Financial Statements for the Year Ended December 31, 2012 and for the Period from Inception April 29, 2011 to December 31, 2011

Contents

Independent Auditor’s Report

Board of Governors and Members
DPTS Marketing LLC

We have audited the accompanying balance sheets of DPTS Marketing LLC. as of December 31, 2012 and 2011, and the related statements of income, members’ capital, and cash flows for the periods then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DPTS Marketing LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Houston, Texas
March 14, 2013

Financial Statements

DPTS Marketing LLC

Balance Sheets

As of December 31,	2012	2011

Assets
Current assets:
Cash	$45,522,940	$20,800,308
Prepaid fuel and expenses	399,892	-
Due from Trading Member	3,476,554	6,013,299
Total current assets	49,399,386	26,813,607

Total assets	$49,399,386	$26,813,607

Liabilities
Current liabilities:
Accounts payable	$1,369,704	$2,184,849
Accounts payable, related parties	2,579,732	-
Total current liabilities	3,949,436	2,184,849

Non-current liabilities:
Preferred return payable to members	1,638,356	635,616
Total liabilities	5,587,792	2,820,465

Members’ capital:
DP member capital	21,905,797	11,996,571
PTS member capital	21,905,797	11,996,571
Total members’ capital	43,811,594	23,993,142

Total liabilities and members’ capital	$49,399,386	$26,813,607
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Income

For the period from	January 1, 2012 to December 31, 2012	Inception [April 29, 2011] to December 31, 2011

Trading commission income	$79,008,731	$9,117,898
Cost of revenue	56,609,756	3,948,844

Gross profit	22,398,975	5,169,054

Operating expenses:
General and administrative expenses	1,325,895	226,871
Trading general and administrative expenses	209,404	258,342
Total operating expenses	1,535,299	485,213

Income from operations	20,863,676	4,683,841

Trading other expense, net	42,484	55,283

Net income	$20,821,192	$4,628,558

Return of members’ preferred contributions	(1,002,740)	(635,616)

Earnings available for members	$19,818,452	$3,992,942
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Members’ Capital

	DP			PTS
	Members Capital	Members Preferred	Total DP Capital	Members Capital	Members Preferred	Total PTS Capital	Total Capital
Balance, April 29, 2011	$100	$-	$100	$100	$-	$100	$200
Contributions	-	10,000,000	10,000,000	-	10,000,000	10,000,000	20,000,000

Earnings available for members:
Net income	2,314,279	-	2,314,279	2,314,279	-	2,314,279	4,628,558

Preferred returns	(317,808)	-	(317,808)	(317,808)	-	(317,808)	(635,616)
Earnings available for members:	1,996,471	-	1,996,471	1,996,471	-	1,996,471	3,992,942

Balance, December 31, 2011	$1,996,571	$10,000,000	$11,996,571	$1,996,571	$10,000,000	$11,996,571	$23,993,142

Earnings available for members:
Net income	10,410,596	-	10,410,596	10,410,596	-	10,410,596	20,821,192

Preferred returns	(501,370)	-	(501,370)	(501,370)	-	(501,370)	(1,002,740)
Earnings available for members	9,909,226	-	9,909,226	9,909,226	-	9,909,226	19,818,452

Balance, December 31, 2012	$11,905,797	$10,000,000	$21,905,797	$11,905,797	$10,000,000	$21,905,797	$43,811,594
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Cash Flows

For the Period from	January 1, 2012 to December 31, 2012	Inception [April 29, 2011] to December 31, 2011

Cash Flows from Operating Activities:
Earnings available for members	$19,818,452	$3,992,942

Adjustments to reconcile earnings available for members to net cash provided by operating activities:
Preferred return payable to members	1,002,740	635,616
Changes in assets and liabilities:
Prepaid fuel and expenses	(399,892)	-
Accounts payable	(815,145)	2,184,849
Accounts payable, related parties	2,579,732	-
Due from trading member	2,536,745	(6,013,299)
Net cash provided by operating activities	24,722,632	800,108

Cash Flows from Financing Activities:
Member contributions	-	20,000,200
Net cash provided by financing activities	-	20,000,200

Net increase in cash	24,722,632	20,800,308
Cash at beginning of period	20,800,308	-
Cash at end of period	$45,522,940	$20,800,308
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Notes to Financial Statement

1.	Nature of Business and Joint Venture Agreement

DPTS Marketing LLC (the “Company”), a Minnesota limited liability company, was organized on April 29, 2011 and is referred to as “we,” “our” and “us.” The Company is an equally owned joint venture between Dakota Plains Marketing, LLC, a wholly owned subsidiary of Dakota Plains Holdings, Inc. (formerly Dakota Plains, Inc. and Dakota Plains Transport, Inc.), a Minnesota corporation (“DP”) and Petroleum Transport Solutions, LLC, a Minnesota limited liability company (“PTS”). Each member made an initial contribution of $100 in exchange for 1,000 membership units, for a total of 2,000 member units issued and outstanding. Each unit entitles the members to one vote on all matters submitted. Under provisions of the DPTS Marketing LLC Member Control Agreement, the profits and losses of the joint venture are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are paid pro rata based upon the average number of units owned by each member each calendar day during such calendar quarter.

Each of the members was also required to make an initial member preferred contribution of $10,000,000 in May of 2011 to support the Trading Activities of the Company. Upon written agreement of all the members, the members will make such additional member preferred contributions as are agreed upon. All member preferred contributions received shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. Members shall begin to receive distributions in respect to their outstanding member preferred contributions on a quarterly basis promptly following the quarter ended December 31, 2021. The Company has made no payments as of December 31, 2012.

The Company was organized to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities. On June 1, 2012, the Company amended and restated its member control agreement. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term until December 31, 2021 and the term will automatically extend in two-year renewal periods unless and until terminated.

During the term of the agreement, one of the members (“Trading Member”), which shall initially be PTS, acting itself or through one or more of its affiliates, shall perform and be solely responsible for purchasing, selling, storing, transporting, marketing, and transacting trades in North Dakota crude oil, and entering into related agreements and conducting related activities on behalf of the Company (the “Trading Activities”). All Trading Activities in North Dakota crude oil involving transportation by rail and requiring transloading shall be required to be transloaded at the New Town, North Dakota facility owned by Dakota Plains Transloading, LLC (a wholly owned subsidiary of Dakota Plains Holdings, Inc.) unless otherwise agreed upon by the members. Trading Activities may, without limitation, consist of physical and/or financial transactions, including hedging or other financial arrangements not involving the actual trading of any physical North Dakota crude oil; provided, however, that such financial transactions must be entered into for risk management purposes and must not involve the assumption of any flat price risk. The Trading Member shall be solely responsible for employing and compensating employees that execute transactions constituting Trading Activities and for providing office space and necessary information technology equipment for such employees to conduct the Trading Activities.

Unless otherwise approved by each member, the Trading Member’s ability to engage in Trading Activities shall be subject to the following limitations:

                    (i)          each individual transaction shall be subject to a maximum volume of five thousand (5,000) barrels per day and a maximum term of twelve (12) months; provided that such maximum volume may be increased to ten thousand (10,000) barrels per day and such maximum term may be increased to twenty-four (24) months for any individual transaction with the approval of each Member’s Authorized Person;

                    (ii)          the aggregate portfolio limit in respect of Trading Activities shall be twenty-five

DPTS Marketing LLC

Notes to Financial Statement

thousand (25,000) barrels per day of purchases and/or sales;

                    (iii)          the maximum outright flat price volume exposure in respect of Trading Activities at any time shall be twenty-five thousand (25,000) barrels, either long or short; and

                    (iv)          all Trading Activities shall be transacted through segregated sub-accounts reviewed by independent auditors on a quarterly basis. The Trading Member also agrees to provide such documents and information as are reasonably requested to allow all members to complete quarterly financial reviews and annual audits of all Trading Activities for their own financial reporting purposes.

All Trading Activities are conducted in the name of the Trading Member, therefore, the Trading Activities are recorded in the books and records of the Trading Member. However, the net profit or loss of the Trading Activities, along with any credit losses, will be passed through from the Trading Member to the Company as Trading Commission Income.

In September 2012, the Company entered into a master service agreement with Dakota Plains Service, LLC (“DPS”), who is a service contractor engaged in the business of providing trucking, transportation, logistics, and related services. The initial term of the agreement will last until December 31, 2021, unless earlier terminated.

As part of the master service agreement, the Company agreed to provide DPS with certain minimum monthly volumes, which are based on the Volume Freely Transported (“VFT”) of the Company. VFT is the volume of crude oil transported by road or on behalf of the Company (excluding any volume required to be transported by a third party at the explicit direction of a producer or marketer), calculated by daily volume.

The minimum monthly volumes are calculated as follows:

                    (i)          When VFT is 17,000 barrels per day or lower, the lesser of 70% of VFT and 8,000 barrels per day; or

                    (ii)         When VFT is greater than 14,000 barrels per day, 70% of VFT.

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company’s cash positions represent assets held in checking accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. All of the Company’s non-interest bearing cash accounts were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. On January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceeded federally insured limits.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Receivables from Trading Member

The Company has receivables Due from Trading Member representative of transactions conducted by the Trading Member on behalf and for the benefit of DPTS Marketing LLC.

As of December 31, 2012, the Company has Due from Trading Member of $3,476,554. This balance is comprised of the net of $61,855,815 of assets, of which $43,961,956 represents accounts receivables net of allowance for bad debt, and $58,379,261 of liabilities.

As of December 31, 2011, the Company had Due from Trading Member of $6,013,299. This balance was comprised of the net of $39,854,560 of assets, of which $39,107,523 represented accounts receivables net of allowance for bad debt, and $33,841,261 of liabilities.

DPTS Marketing LLC

Notes to Financial Statement

Revenue Recognition

Revenue is represented on the financial statements as Trading Commission Income from the Trading Member. This Trading Commission Income is net of costs of the Trading Activities conducted by the Trading Member and is recognized when the product is delivered, the sales price is fixed or determinable and collectability is reasonably assured.

For the year ended December 31, 2012, the Company recognized Trading Commission Income of $79,008,731, which represents the net of $793,739,408 of revenue and $714,730,677 of costs of revenue of the Trading Activities performed by the Trading Member on behalf of the Company.

For the period from inception (April 29, 2011) to December 31, 2011, the Company recognized Trading Commission Income of $9,117,898, which represented the net of $255,319,689 of revenue and $246,201,791 of costs of revenue of the Trading Activities performed by the Trading Member on behalf of the Company.

Concentration of Risk

The revenue recorded by the Trading Member relating to Trading Activities for the period ended December 31, 2012 consisted of a total of nineteen customers, of which five customers accounted for approximately 80% of the total revenue. For the period ended December 31, 2011, the Company had a total of five customers, of which three customers accounted for approximately 92% of the total revenue.

The cost of revenue recorded by the Trading Member relating to Trading Activities for the period ended December 31, 2012 consisted of a total of twenty-four suppliers, of which four suppliers accounted for approximately 70% of the total cost of revenue. For the period ended December 31, 2011, the Company had a total of six suppliers, of which three suppliers accounted for approximately 83% of the total cost of revenue.

A material reduction in revenue to these customers or a material crude disruption from these suppliers may adversely affect the results of the Trading Activities, which are passed through to the Company by the Trading Member.

Income Taxes

The Company intends to continue to operate so as to qualify, for United States federal and state income tax purposes, as a partnership. Therefore, the Company generally is not subject to United States federal income tax at the entity level. Its members will be required to take into account their allocable share of each item of our income, gain, or loss and credits for our taxable year ending within or with their taxable year for federal or state income tax purposes.

Subsequent Events

Management has evaluated subsequent events through March 14, 2013, which is the date the financial statements were available to be issued.

3.	Related Party Transactions

Commencing with the first calendar month during which the Company takes physical delivery of North Dakota crude oil, the Company shall pay to PTS (the “Trading Member”) an amount equal to $0.08 per barrel (the “Charge”) of North Dakota crude oil subject to Trading Activities during such month; provided, that from and after such time the Trading Member shall be entitled to receive a minimum monthly Charge calculated assuming a

DPTS Marketing LLC

Notes to Financial Statement

minimum volume of five thousand (5,000) barrels per day in Trading Activities. In the event the Trading Member does not engage in any Trading Activities for three (3) consecutive months, then such minimum monthly Charge shall be suspended until the month during which Trading Activities resume. Furthermore, accounting and bookkeeping services for the Company, including the calculation of the amounts of outstanding member preferred contributions, the amounts of preferred returns, if any, the distribution percentage and amounts payable to the members, shall be performed by the Trading Member at a rate equal to $0.0225 per barrel for every barrel of crude oil successfully marketed by the Company through March 31, 2012 and $0.06 per barrel for every barrel of crude oil marketed beginning on April 1, 2012.

In connection with trading and accounting fees, during the periods ended December 31, 2012 and 2011, the Company recorded related party general and administrative expenses of $1,011,449 and $163,106, respectively.

Beginning July 2011 and continuing through the term of the agreement, the Company assumed the railcar leasing liability of Dakota Petroleum Transport Solutions, LLC, a related party through ownership. In addition, the Company entered into an agreement to sublease from the Trading Member all railcars necessary to conduct the trading activities on behalf of the Company. In accordance with the sublease agreement, the Company shall assume all the terms and responsibilities of the original lease which includes freight costs, maintenance and storage. For the periods ended December 31, 2012 and 2011, the Company recognized rail car costs of $7,652,664 and $3,948,844, respectively.

