Form 10-Q
period 2013-03-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2013-05-09
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of May 8, 2013, the registrant had 42,408,496 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS

	March 31, 2013	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$658,396	$2,340,083
Accounts Receivable	42,883	—
Prepaid Expenses	326,714	30,632
Due from Related Party	61,742	81,175
Deferred Tax Asset	1,334,000	1,414,000
Total Current Assets	2,423,735	3,865,890

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	2,308,114	2,329,660
Other Property and Equipment	103,520	45,292
Total Property and Equipment	5,578,483	5,541,801
Less - Accumulated Depreciation	465,817	424,833
Total Property and Equipment, Net	5,112,666	5,116,968

PREFERRED DIVIDEND RECEIVABLE	941,096	819,178

INVESTMENT IN DPTS MARKETING LLC	23,550,442	21,905,797

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	6,712,683	5,331,599

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	62,055	—

FINANCE COSTS, NET	167,970	184,225

DEFERRED TAX ASSET	2,264,000	2,441,000

Total Assets	$41,234,647	$39,664,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$571,235	$239,674
Accounts Payable - Related Party	21,546	—
Accrued Expenses	156,243	232,905
Income Taxes Payable	1,110,000	1,028,000
Deferred Rental Income	19,785	20,679
Promissory Notes	4,605,300	—
Total Current Liabilities	6,484,109	1,521,258

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	21,096,791	25,614,683
Deferred Rental Income	154,932	165,434
Total Long-Term Liabilities	21,251,723	25,780,117

Total Liabilities	27,735,832	27,301,375

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 42,378,496 and 41,839,433 Issued and Outstanding, Respectively	42,378	41,839
Additional Paid-In Capital	17,979,001	17,432,904
Accumulated Deficit	(4,522,564)	(5,111,461)
Total Stockholders’ Equity	13,498,815	12,363,282

Total Liabilities and Stockholders’ Equity	$41,234,647	$39,664,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
REVENUES
Rental Income - Related Party	$95,199	$80,279

OPERATING EXPENSES
General and Administrative Expenses	1,444,391	759,452
Depreciation and Amortization	40,984	41,217
Total Operating Expenses	1,485,375	800,669

LOSS FROM OPERATIONS	(1,390,176)	(720,390)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	1,414,260	1,066,632
Income from Investment in DPTS Marketing LLC	1,766,563	1,888,727
Income from Investment in Dakota Plains Services, LLC	62,055	—
Interest Expense (Net of Interest Income)	(890,805)	(27,580,244)
Total Other Income (Expense)	2,352,073	(24,624,885)

INCOME (LOSS) BEFORE TAXES	961,897	(25,345,275)

INCOME TAX EXPENSE (BENEFIT)	373,000	(9,475,400)

NET INCOME (LOSS)	$588,897	$(15,869,875)

Net Income (Loss) Per Common Share – Basic and Diluted	$0.01	$(0.43)

Weighted Average Shares Outstanding - Basic	41,418,606	37,237,143

Weighted Average Shares Outstanding - Diluted	42,827,077	37,237,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$588,897	$(15,869,875)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Depreciation and Amortization	40,984	41,217
Amortization of Debt Discount	87,408	—
Amortization of Finance Costs	16,255	—
Loss on Derivative Liability	—	27,311,800
Deferred Income Taxes	257,000	(9,478,000)
Share-Based Consulting Fees	130,769	—
Increase in Deferred Rental Income	(21,273)	(31,290)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(1,414,260)	(1,066,632)
Income from Investment in DPTS Marketing LLC	(1,766,563)	(1,888,727)
Income from Investment in Dakota Plains Services, LLC	(62,055)	—
Non-Cash Rental Income	(3,875)	(20,247)
Share-Based Compensation	420,890	81,638
Changes in Working Capital and Other Items:
Increase in Accounts Receivable	(42,883)	—
Increase in Prepaid Expenses	(201,105)	(122,942)
Decrease in Due from Related Party	19,433	—
Increase in Accounts Payable	362,361	450,338
Increase in Accounts Payable - Related Party	21,546	—
Increase in Income Taxes Payable	82,000	—
Decrease in Accrued Expenses	(176,662)	(70,331)
Decrease in Deferred Rental Income	(894)	—
Net Cash Used In Operating Activities	(1,662,027)	(663,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(67,482)	(3,199)
Cash Received from Dakota Petroleum Transport Solutions, LLC	47,822	982,718
Net Cash Provided By (Used In) Investing Activities	(19,660)	979,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,681,687)	316,468

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,340,083	1,753,665

CASH AND CASH EQUIVALENTS – END OF PERIOD	$658,396	$2,070,133

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$787,225	$268,515
Cash Paid During the Period for Income Taxes	$34,000	$2,600

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$—	$32,846
Fair Value of Warrants Issued for Consulting Fees	$208,663	$—
Preferred Dividend Receivable	$121,918	$124,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance - December 31, 2011	37,014,018	$37,014	$10,158,044	$(3,110,791)	$7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	—	—

Issuance of Common Shares Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	—	—

Share-Based Compensation	—	—	477,604	—	477,604

Issuance of Restricted Common Shares	38,437	38	(38)	—	—

Issuance of Common Shares Pursuant to Debt Restructure	1,757,075	1,757	6,130,435	—	6,132,192

Issuance of Common Shares to Board of Directors	3,125	3	24,997	—	25,000

Warrants Issued Included in Debt Discount	—	—	644,889	—	644,889

Net Loss	—	—	—	(2,000,670)	(2,000,670)

Balance - December 31, 2012	41,839,433	41,839	17,432,904	(5,111,461)	12,363,282

Share-Based Compensation	—	—	287,973	—	287,973

Issuance of Restricted Common Shares	526,563	527	(527)	—	—

Issuance of Shares to Executive	12,500	12	49,988	—	50,000

Issuance of Warrants Pursuant to Consulting Agreements	—	—	208,663	—	208,663

Net Income	—	—	—	588,897	588,897

Balance - March 31, 2013	42,378,496	$42,378	$17,979,001	$(4,522,564)	$13,498,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2013

1,	Organization and Nature of Business

On March 22, 2012, Dakota Plains Holdings, Inc., formerly known as MCT Holding Corporation (“DP” or the “Company”), Dakota Plains, Inc., a Minnesota corporation engaged in the crude oil transportation business (“Dakota Plains”), and DP Acquisition Corporation, a Minnesota corporation (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into Dakota Plains (the “Initial Merger”), the separate corporate existence of the Merger Subsidiary ceased, and Dakota Plains continued as the surviving corporation and as a wholly owned subsidiary of the Company. See Note 11 for details of Initial Merger.

Dakota Plains, Inc. (formerly Dakota Plains Transport, Inc.) was formed in November 2008 to participate in the ownership and operation of a transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway. Dakota Plains Transloading, LLC (“DPT”), a wholly owned subsidiary of the Company, was formed in April 2011 primarily to fulfill the original purposes of Dakota Plains Transport, Inc. In December 2011, Dakota Plains, Inc. transferred all of its assets and liabilities, excluding its equity interest in its wholly owned subsidiaries and its real property, to DPT.

Dakota Plains Marketing, LLC (“DPM”), a wholly owned subsidiary of the Company was formed in April 2011 primarily to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons.

Dakota Plains Trucking, LLC, a wholly owned subsidiary of the Company was formed in September 2012 primarily to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located.

The Company is governed by a board of directors and managed by its officers.

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2012, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2012. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05). The guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders’ equity. The standard will allow the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12). The FASB indefinitely deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The standard, except for the portion that was indefinitely deferred, was effective for the Company on January 1, 2012 and must be applied retrospectively. On January 1, 2012, the Company adopted this standard on disclosure, and it did not impact the Company’s results of operations, financial position or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The standard generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy. Additionally, the standard includes changes on topics such as measuring fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This standard was effective for the Company on January 1, 2012. The standard will require additional disclosures, but it will not impact the Company’s results of operations, financial position or cash flows. On January 1, 2012, the Company adopted this standard on disclosure and it did not impact the Company’s results of operations, financial position or cash flows.

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

Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation expense was $40,984 and $41,217 for the three months ended March 31, 2013 and 2012, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment recorded during the three months ended March 31, 2013 and 2012.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of March 31, 2013 and December 31, 2012. Any required environmental accruals would be accounted for by DPTS, DPTSM and DPS.

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

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For restricted stock grants, the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant.   For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three months ended March 31, 2012, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding – basic	41,418,606	37,237,143
Plus: Potentially dilutive common shares
Stock options, warrants and restricted stock	1,408,471	—
Weighted average common shares outstanding – diluted	42,827,077	37,237,143

Stock options, warrants and restricted stock excluded from EPS due to the anti-dilutive effect	131,957	—

The following stock options, warrants and restricted stock represent potentially dilutive shares for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Restricted Stock	630,000
Stock Options	415,625
Stock Warrants	2,771,000
Total Potentially Dilutive Shares	3,816,625

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

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of March 31, 2013.

As part of the joint venture agreement, the Company owns the transloading facility and certain equipment acquired and leases the property to Dakota Petroleum Transport Solutions, LLC.

The operations of the transloading facility commenced in November 2009. Under provisions of the member control agreement the profits and losses of Dakota Petroleum Transport Solutions, LLC are split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture also are paid pro rata based on the number of member units outstanding.

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

Supplemental Agreement

In September 2010, the Company entered into a Supplemental Agreement to the Dakota Petroleum Transport Solutions, LLC member control agreement (“Supplemental Agreement”). The purpose of the Supplemental Agreement was to obtain access to site improvements and certain additional transloading equipment necessary to fulfill certain transloading contracts. Under this Supplemental Agreement the Company agreed to provide funds for the site improvements. The total costs incurred for these site improvements were $1,299,201. These costs have been capitalized as property and equipment on the Company’s condensed consolidated balance sheet.

As part of the Supplemental Agreement, PTS was required to pay all costs for the acquisition of four new transloaders. The total cost of these transloaders was $658,012, with an estimated residual value of $131,602 at the end of the initial Agreement term for a net cost incurred of $526,410.

To reflect the economics of the $526,410 of costs incurred the Company recognized rental income of $6,749 per month through June 2012. In June 2012, the term of the joint venture agreement was extended and the monthly rental income recognized by the Company was decreased to $1,291 per month through December 31, 2021. Rental income related to these costs incurred was $3,873 and $20,247 for the three month periods ended March 31, 2013 and 2012, respectively. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of March 31, 2013 the Company has been reimbursed for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791. The Company has included this payment due to Dakota Petroleum Transport Solutions, LLC in accounts payable – related party on its condensed consolidated balance sheet as of March 31, 2013.

The Company will report the $386,396, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $386,395 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. In the first quarter of 2013, the Company recognized a $4,324 true-up for rental income recognized in prior periods related to the $21,546 decrease in additional expenditures incurred. The Company also reduced their monthly rental income to $1,649 through December 2021. Rental income related to the Supplemental Agreement was $622 and $31,292 for the three month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company has received $174,717 and $186,113, respectively, in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the condensed consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There are no future lease payments receivable related to this agreement as of March 31, 2013 and December 31, 2012.

The unaudited financial statements of Dakota Petroleum Transport Solutions, LLC are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Sales	$4,924,261	$3,817,864
Net Earnings	2,638,118	1,972,704
Company’s Share of Equity in Net Earnings	1,319,059	986,352

	March 31,	December 31,
	2013	2012
Total Assets	$17,142,522	$13,652,679
Total Liabilities	3,453,488	2,617,257
Share of Equity in Net Assets	6,844,517	5,517,711

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

On March 15, 2013 the Company and PTS announced that DPTS would commence construction on the Pioneer Project on March 25, 2013. The Pioneer Project will represent a significant expansion of the transloading facility. Completion of the Pioneer Project is expected in December 2013 and total cost of the project is estimated to be $50 million and will be funded equally by the members of DPTS. The Company is currently in the final stages of securing financing to fund its portion of the project.

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

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of March 31. 2013.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. The Company made its Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At March 31, 2013 and December 31, 2012, the Company reported a preferred dividend receivable of $941,096 and $819,178, respectively, on its condensed consolidated balance sheets. The Company had received no payments from DPTS Marketing LLC as of March 31, 2013.

The operations of DPTS Marketing LLC commenced in May 2011. Under provisions of the member control agreement the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding.

On June 1, 2012, Dakota Plains Marketing, LLC entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its condensed consolidated balance sheet.

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Sales	$19,842,543	$7,744,676
Net Earnings	3,533,126	3,777,453
Company’s Share of Equity in Net Earnings	1,766,563	1,888,727

	March 31,	December 31,
	2013	2012
Total Assets	$53,479,034	$49,399,386
Total Liabilities	6,378,149	5,587,792
Share of Equity in Net Assets	23,550,442	21,905,797

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

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of March 31, 2013.

The member control agreement of Dakota Plains Services, LLC includes a provision that JPND will receive all distributions from the joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split 50/50 after JPND has received distributions equal to its capital contribution. The Company had not received any payments from Dakota Plains Services, LLC as of March 31, 2013.

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

The Company is accounting for this joint venture using the equity method of accounting. The income or loss from the joint venture will be included in other income on the condensed consolidated statements of operations, and the Company will record an investment in Dakota Plains Services, LLC on its condensed consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from Dakota Plains Services, LLC for the three months ended March 31, 2013 less the unrecognized losses from the year ended December 31, 2012. The Company did not recognize the loss from Dakota Plains Services, LLC for the year ended December 31, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

The unaudited financial statements of Dakota Plains Services, LLC are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Sales	$3,173,574	$—
Net Earnings	316,261	—
Company’s Share of Equity in Net Earnings	62,055	—

	March 31,	December 31,
	2013	2012
Total Assets	$4,700,628	$3,136,159
Total Liabilities	3,648,092	2,469,833
Share of Equity in Net Assets	62,055	—

4.	Lease Agreement

In November 2009, our predecessor entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3). Under the lease agreement, the Company received monthly lease payments of $19,161 through May 2012. Effective June 1, 2012, the operating lease agreement was amended to increase the monthly lease payment to $31,881 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. Effective January 1, 2013, the Company and Dakota Petroleum Transport Solutions, LLC agreed to increase the monthly lease payment to $60,470 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. The lease agreement includes provisions which allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and the transloading facility. Dakota Petroleum Transport Solutions, LLC is responsible for all personal property and real property taxes upon the alterations and trade fixtures on the premises and the property during the term of the lease. The lessee is responsible for all costs and expenses to perform all maintenance and repair of the premises, and to acquire expansion, improvements or additions to the premises. The lessee is also responsible for payment of all utilities and other miscellaneous expenses during the term of the lease agreement.

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the three months ended March 31, 2013, $90,704 of the $181,409 was recognized as rental income and $90,705 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the three months ended March 31, 2012, $28,742 of the $57,483 in rent payments was recognized as rental income and $28,741 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

5.	Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of March 31, 2013 and December 31, 2012.

In February 2013, the Company issued 12,500 shares of common stock to an executive. These shares were valued at $50,000 or $4.00 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

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

Warrants

Warrants Granted November 1, 2012

On November 1, 2012, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 50,000 shares of common stock exercisable at $3.28 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on November 1, 2016. The consulting agreement terminates on November 1, 2013. The Company recorded general and administrative expense of $26,162 for the three months ended March 31, 2013 related to these warrants.

The following assumptions were used for the Black-Scholes model:

Risk free rates	0.73%
Dividend yield	0.00%
Expected volatility	48.70%
Weighted average expected warrant life	4 Years

The “fair market value” at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$1.26
Total warrants granted	50,000
Total weighted average fair value of warrants granted	$62,788

Warrants Granted January 1, 2013

On January 1, 2013, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 100,000 shares of common stock exercisable at $3.25 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on February 15, 2018. The consulting agreement terminates on May 31, 2013. The Company recorded general and administrative expense of $87,525 for the three months ended March 31, 2013 related to these warrants.

The following assumptions were used for the Black-Scholes model:

Risk free rates	0.72%
Dividend yield	0.00%
Expected volatility	51.97%
Weighted average expected warrant life	5 Years

The “fair market value” at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$1.46
Total warrants granted	100,000
Total weighted average fair value of warrants granted	$145,875

The table below reflects the status of warrants outstanding at March 31, 2013:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the three month period ended March 31, 2013.

•	The Company recorded general and administrative expense of $113,687 for the three month period ended March 31, 2013 and $16,794 for the three month period ended March 31, 2012, related to these warrants.

•	There are 2,671,000 warrants that are exercisable at March 31, 2013.

•	No warrants were exercised during the three months ended March 31, 2013.

Stock Options

In February 2013, the Company granted stock options under its 2011 Equity Incentive Plan to its Chief Executive Officer to purchase a total of 200,000 shares of common stock exercisable at $4.07 per share. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The options vest equally over 36 months with 66,666 options vesting on February 8, 2014 and 66,667 vesting on February 8, 2015 and 2016. The Company recorded general and administrative expense of $30,898 for the three months ended March 31, 2013 related to these options.

The following assumptions were used for the Black-Scholes model to value the options granted during the three months ended March 31, 2013:

Risk free rates	0.84%
Dividend yield	0.00%
Expected volatility	39.14% to 52.43%
Weighted average expected stock option life	4 to 5 Years

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the three month period ended March 31, 2013:

•	No options were exercised or forfeited in the three month period ended March 31, 2013.

•	No options expired during the three month period ended March 31, 2013.

•	Options covering 215,625 shares are exercisable and outstanding at March 31, 2013.

•	There is $294,979 of compensation expense that will be recognized in future periods relative to the options that had been granted as of March 31, 2013.

•	There were 200,000 unvested options at March 31, 2013.

Restricted Stock Awards

During the three months ended March 31, 2013, the Company issued 526,563 restricted shares of common stock as compensation to officers, employees, and consultants of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than February 2016. As of March 31, 2013, there was $2.0 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock. The company recorded general and administrative expense of $242,638 and $64,844 for the three month periods ended March 31, 2013 and 2012, respectively, related to restricted share grants.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three month period ended March 31, 2013:

	Three Month Period Ended March 31, 2013
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	568,437	$1.36
Shares Granted	526,563	$3.95
Lapse of Restrictions	(465,000)	$1.14
Restricted Shares Outstanding at March 31, 2013	630,000	$3.69

7.	Promissory Notes

On November 1, 2011 the Company entered into an Exchange and Loan Agreement with the holders of certain senior and junior promissory notes (“Old Notes”). As part of the Exchange and Loan Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes and extend the term of the promissory notes. The total value of these new notes was $9 million and all unpaid accrued interest and principal were payable on March 31, 2013 (the “New Notes”). The new promissory notes bore interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter.

The new promissory notes included an additional payment provision that provided that upon public listing of the Company if the initial trading price, as defined in the Exchange and Loan Agreement, exceeds $2.50, then the holder would be entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the promissory notes could elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. With the public listing of the Company in March 2012, the additional payment due to the holders of the notes under this provision was $32,851,800.

The additional payment provision in the new promissory notes was considered an embedded derivative, and was recorded as a derivative liability with a re-measurement as of each reporting date.

On April 21, 2012, the embedded derivative was satisfied with the issuance of promissory notes in the aggregate amount of $27,663,950 and 1,296,963 shares of the Company’s common stock.  The fair value of the embedded derivative was $32,851,800 at April 21, 2012. The increase in the fair value of the embedded derivative during the three months ended March 31, 2012, $27,311,800, was recorded as interest expense on the condensed consolidated statement of operations.

Private Placement of Debt

On November 2, 2012, the Company issued promissory notes in the amount of $6,140,000. The issuance of these promissory notes resulted in net proceeds to the Company of approximately $5,945,000, net of commissions and finance costs paid. The promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter. All principal and accrued interest are due and payable on October 31, 2015.

In conjunction with the issuance of the promissory notes the Company issued warrants to purchase 921,000 shares of our common stock, exercisable at $4.00 per share. The warrants expire on October 31, 2017.

The Company recorded $1,048,889 of debt discount against these promissory notes representing the allocation of the relative fair value to the warrants issued. The debt discount will be amortized over the term of the promissory notes using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2013, the company recognized interest expense of $87,408 related to the amortization of this debt discount.

The Company incurred finance costs of $195,062 related to these notes, which will be amortized over the term of the notes and included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for the three months ended March 31, 2013 was $16,255.

Amended Election, Exchange and Loan Agreements

In addition, on November 2, 2012, pursuant to the Amended Election, Exchange and Loan Agreements; the Company repaid the outstanding principal to a holder of the New Notes in the amount of $500,000. The term of the remaining $8.5 million in New Notes was extended using two different maturity dates. $4,605,300 of the new promissory notes was extended to March 1, 2014 and $3,894,700 was extended to October 31, 2015. All of the holders of the New Notes agreed to surrender and void the $27,663,950 of promissory notes and 1,296,963 shares of the Company’s common stock received April 21, 2012, related to the additional payment provision in the New Notes.

As a result of the revaluation of the additional payment provision and revised elections of the holders, the Company issued promissory notes in the aggregate of $11,965,300 and 1,757,075 shares of its common stock. These promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter. All principal and accrued interest are due and payable on October 31, 2015.

As of March 31, 2013, the Company has the following outstanding promissory notes:

Maturity Date	Principal Amount
March 1, 2014	$4,605,300
October 31, 2015	22,000,000
Total outstanding principal	$26,605,300
Unamortized debt discount at March 31, 2013	(903,209)
Promissory notes, net of debt discount	$25,702,091

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

8.	Income Taxes

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

The income tax expense (benefit) for the three month periods ended March 31, 2013 and 2012 consists of the following:

	Three Months Ended March 31,
	2013	2012
Current Income Taxes	$116,000	$2,600

Deferred Income Taxes
Federal	233,000	(8,647,000)
State	24,000	(831,000)

Total Expense (Benefit)	$373,000	$(9,475,400)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three month periods ended March 31, 2013 and 2012, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at March 31, 2013 and December 31, 2012, relating to unrecognized benefits

The 2012, 2011, 2010 and 2009 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

As of March 31, 2013 and December 31, 2012, the Company has no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 7).

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

In April 2013, the Company received a cash distribution of $1.8 million from DPTS Marketing LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the United States Securities and Exchange Commission (SEC).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

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

Overview

We are principally focused on developing and owning transloading facilities, marketing and transporting crude oil and related products within the Williston Basin. We compete through our joint ventures by providing our customers with value-added benefits, including a full-service transloading facility, competitive pricing and optimal geographic location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, we have a transloading joint venture, a marketing joint venture and a trucking joint venture, each of which is organized in the form of a limited liability company of which we hold a 50% membership interest.

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

Under a lease, the Company receives monthly lease payments from the transloading joint venture. The lease agreement includes provisions that allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located at the facility that it leases from the Company. Currently, crude oil is transloaded from semi-trailer trucks owned and operated by the Company’s trucking joint venture and third parties into tank railcars. Using this method, the Company’s site has the capacity to transload approximately 50,000 barrels per day.

The marketing joint venture purchases barrels of crude oil from well operators at the wellhead and from first purchasers delivering to our crude by rail facility. We then coordinate the transportation of the purchased crude oil to a purchaser at a location determined by the purchaser. Potential purchasers include; storage facilities, blending facilities, distributors and refineries. The following reflects a step-by-step process on how the marketing business operates:

1.	The marketing joint venture enters into a purchase and sale agreement with a producer or first purchaser.

2.	During the contracted month the marketing joint venture sends both Dakota Plains Services, LLC trucks and third party trucking firms to pick up the barrels from certain wellhead locations specified by the producer, or receives the barrels delivered in New Town, North Dakota.

3.	As specified in the purchase and sale agreement, title to the crude oil transfers from the producer (seller) to DPTS Marketing LLC (purchaser) at the time it passes through the truck’s flange at the well or at our crude by rail site.

4.	The crude oil is transported by truck to our facility where it is transferred from the truck to a railcar.

5.	Canadian Pacific then picks up the crude oil at our facility in New Town, North Dakota and delivers it to several locations using arrangements with other class 1 and short line railroads; where DPTS Marketing LLC sells the crude oil to its final customer.

In June 2012, our wholly owned subsidiary, Dakota Plains Marketing, LLC, entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTS Marketing LLC until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated.

In September, 2012, our wholly owned subsidiary, Dakota Plains Trucking, LLC, formed a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of Dakota Plains Services, LLC (the “trucking joint venture”). The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture runs until December 31, 2022, the term will automatically extend in two-year renewal periods unless and until terminated.

On March 15, 2013 our Company and our joint venture partner, Petroleum Transport Solutions, LLC, an indirect wholly owned subsidiary of World Fuel Services Corporation, announced that construction on the Pioneer Project would commence on March 25, 2013. The Pioneer Project will represent a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Project will provide a double loop track that will accommodate up to 120 tank car unit trains and will increase the throughput capacity from 30,000 barrels per day to up to 80,000 barrels per day. The partnership will deploy 180,000 barrels of storage initially, with the expansion to 270,000 barrels built into the design. The addition of storage tanks will improve the reliability and efficiency of the crude reception by truck and will provide for crude oil deliveries from gathering systems or short range pipelines.

Completion of the Pioneer Project is expected in December 2013. Total cost of the project is estimated to be $50 million and will be funded equally by the Company and World Fuel Services. The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel, and pipe. Debt financing will be provided for our portion of the Pioneer Project cost.

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

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

The Company experienced net income of $589,000 for the three months ended March 31, 2013, compared to a net loss of $15.9 million for the three months ended March 31, 2012. Net income for the first quarter was driven by an increase in the income of the Company’s indirect ownership interest in the transloading and trucking joint ventures, due primarily to an increase in barrels of crude oil transloaded and trucked. The net loss for the three months ended March 31, 2012 was mainly driven by the interest expense related to the period change in fair value related to the embedded derivative in the outstanding promissory notes. These notes were amended such that this additional payment provision was resolved.

General and administrative expenses were $1.4 million for the three months ended March 31, 2013, compared to $800,000 for the three months ended March 31, 2012. The increase was primarily due to the additional staff hired and related expenses.

Income from our indirect investment in the transloading joint venture was $1.4 million for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012. The increase was driven by volume, as first quarter volume was 2.4 million barrels of oil compared to 1.7 million barrels of oil for the three months ended March 31, 2012, a 45% increase. Cost of revenue was higher due to the increased volume and the higher fee per barrel by our new contractor, however this was offset by the reduction in general and administrative expenses, in particular professional fees. Income from the Company's indirect investment in the marketing joint venture was $1.8 million for the three months ended March 31, 2013, compared to $1.9 million for the three months ended March 31, 2012. The marketing joint venture experienced an increase in volume, as first quarter volume was 2.6 million barrels of oil compared to 1.5 million barrels of oil for the three months ended March 31, 2012, a 75% increase, but experienced a contraction in margins. Income from the Company's indirect investment in the trucking joint venture was $62,000 for the three months ended March 31, 2013, with 1.1 million of barrels hauled. The trucking joint venture increased its trucking fleet to 14 trucks for the three months ended March 31, 2013. The trucking joint venture was not operational during the first quarter of 2012.

The Company recognized rental income of $95,000 for the three months ended March 31, 2013, compared to $80,279 for the three months ended March 31, 2012. The increase in rental income is due to the June 2012 and January 2013 renegotiations of the lease agreement with Dakota Petroleum Transport Solutions, LLC.

Non-GAAP Financial Measures

The Company defines Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, and (iv) non-cash expenses relating to share based payments recognized under ASC Topic 718. Adjusted EBITDA was $2.4 million for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net Income (Loss)	$588,897	$(15,869,875)
Add Back:
Income Tax Provision (Benefit)	373,000	(9,475,400)
Depreciation and Amortization	40,984	41,217
Share Based Compensation - Employees and Directors	420,890	81,638
Share Based Compensation - Consultants	130,769	—
Interest Expense	890,805	27,580,244
Adjusted EBITDA	$2,445,345	$2,357,824

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, priority cash distributions generated from our joint ventures, and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Subsequent to period end, in April 2013, we received our first priority cash distribution from our marketing joint venture. In addition, in the second quarter 2013, we will be reactivating the monthly priority cash distribution from the transloading joint venture. Our short and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin fields. Our Company is currently expanding the existing transloading facility to meet the logistical and storage needs of future transloading arrangements. We are currently in the final stages of securing financing to fund our portion of the Pioneer Project.

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

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $1.7 million and $663,000 for the three months ended March 31, 2013 and 2012, respectively, or an increase of cash used of approximately $1 million. The primary reason for the increase in cash used in operating activities was the increase in cash general and administrative expenses of $0.2 million and cash paid for interest expense of $0.5 million in the three months ended March 31, 2013.

Cash Flows Provided by (Used In) Investing Activities

Net cash used in investing activities totaled $20,000 for the three months ended March 31, 2013, compared to net cash provided by investing activities totaling $980,000 for the three months ended March 31, 2012. The decrease primarily relates to the suspension of priority cash distributions received from Dakota Petroleum Transport Solutions, LLC which was implemented in April 2012 and is scheduled to be reactivated in the second quarter of 2013.

Cash Flows Provided by Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2013 and 2012.

Transloading Joint Venture Distributions

The transloading joint venture may distribute, and historically has distributed, a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Beginning in April 2012, the transloading joint venture temporarily suspended its regular distributions to conserve capital in order to fund the initial stages of the Pioneer Project. The conservation of capital resulted in a cash reserve of approximately $10 million as of March 31, 2013. The monthly priority cash distribution is scheduled to be reactivated in the second quarter of 2013.

Marketing Joint Venture Distributions

The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution of $20 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture made its first cash distribution in April 2013.

Trucking Joint Venture Distributions

The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. The trucking joint venture initiated its operations in early September 2012 and has made no cash distributions as of March 31, 2013.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our interest rate or foreign currency risk since December 31, 2012. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of those risks.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2013, we issued 12,500 restricted shares of our common stock in exchange for consulting services rendered. The shares were issued in a private placement not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933, and stock certificates issued with respect to such shares bear legends to that effect. A notice filing under Regulation D was filed with the SEC on February 27, 2013.

In February 2013, we issued a warrant to purchase up to 50,000 shares of our common stock at a price of $3.28 per share in exchange for consulting services rendered.

In February 2013, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $3.25 per share in exchange for consulting services rendered.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-53390.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012(1)

3.2	Amended and Restated Bylaws, as amended through April 25, 2013(2)

10.1	Employment Agreement with Craig M. McKenzie, dated February 8, 2013(3)

10.2	Employment Agreement with Gabriel G. Claypool, dated February 8, 2013(4)

10.3	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (for grants on or after February 8, 2013)(5)

10.4	Form of Warrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2013.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 12, 2013.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 12, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2013	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, as amended through April 25, 2013	Incorporated by Reference
10.1	Employment Agreement with Craig M. McKenzie, dated February 8, 2013	Incorporated by Reference
10.2	Employment Agreement with Gabriel G. Claypool, dated February 8, 2013	Incorporated by Reference
10.3	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (for grants on or after February 8, 2013)	Incorporated by Reference
10.4	Form of Warrant	Filed Electronically
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically