Form 10-Q
period 2013-06-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2013-08-08
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 6, 2013, the registrant had 42,825,577 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS

	June 30, 2013	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$866,956	$2,340,083
Accounts Receivable	145,766	—
Prepaid Expenses	403,850	30,632
Due from Related Party	159,072	81,175
Deferred Tax Asset	1,266,000	1,414,000
Total Current Assets	2,841,644	3,865,890

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	2,308,114	2,329,660
Other Property and Equipment	203,678	45,292
Total Property and Equipment	5,678,641	5,541,801
Less - Accumulated Depreciation	509,691	424,833
Total Property and Equipment, Net	5,168,950	5,116,968

PREFERRED DIVIDEND RECEIVABLE	1,065,754	819,178

INVESTMENT IN DPTS MARKETING LLC	21,422,111	21,905,797

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	8,033,396	5,331,599

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	138,523	—

FINANCE COSTS, NET	160,683	184,225

DEPOSIT	12,500	—

DEFERRED TAX ASSET	1,954,000	2,441,000

Total Assets	$40,797,561	$39,664,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$310,902	$239,674
Accrued Expenses	111,132	232,905
Income Taxes Payable	303,295	1,028,000
Deferred Rental Income	12,573	20,679
Promissory Notes	4,605,300	—
Total Current Liabilities	5,343,202	1,521,258

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	21,184,199	25,614,683
Other Noncurrent Liabilities	17,500	—
Deferred Rental Income	157,153	165,434
Total Long-Term Liabilities	21,358,852	25,780,117

Total Liabilities	26,702,054	27,301,375

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 42,825,577 and 41,839,433 Issued and Outstanding, Respectively	42,825	41,839
Additional Paid-In Capital	19,169,048	17,432,904
Accumulated Deficit	(5,116,366)	(5,111,461)
Total Stockholders’ Equity	14,095,507	12,363,282

Total Liabilities and Stockholders’ Equity	$40,797,561	$39,664,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Rental Income - Related Party	$99,570	$77,932	$194,769	$158,212

OPERATING EXPENSES
General and Administrative Expenses	2,545,452	585,083	3,989,843	1,344,535
Depreciation and Amortization	43,874	41,340	84,858	82,557
Total Operating Expenses	2,589,326	626,423	4,074,701	1,427,092

LOSS FROM OPERATIONS	(2,489,756)	(548,491)	(3,879,932)	(1,268,880)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	1,364,661	990,271	2,778,921	2,056,902
Income from Investment in DPTS Marketing LLC	906,327	5,663,837	2,672,890	7,552,564
Income from Investment in Dakota Plains Services, LLC	136,374	—	198,429	—
Interest Expense (Net of Interest Income)	(900,408)	(745,694)	(1,791,213)	(28,325,938)
Total Other Income (Expense)	1,506,954	5,908,414	3,859,027	(18,716,472)

INCOME (LOSS) BEFORE TAXES	(982,802)	5,359,923	(20,905)	(19,985,352)

INCOME TAX EXPENSE (BENEFIT)	(389,000)	2,004,385	(16,000)	(7,471,015)

NET INCOME (LOSS)	$(593,802)	$3,355,538	$(4,905)	$(12,514,337)

Net Income (Loss) Per Common Share – Basic	$(0.01)	$0.08	$(0.00)	$(0.32)

Net Income (Loss) Per Common Share – Diluted	$(0.01)	$0.08	$(0.00)	$(0.32)

Weighted Average Shares Outstanding - Basic	41,854,205	40,522,712	41,637,609	38,613,702

Weighted Average Shares Outstanding - Diluted	41,854,205	42,259,615	41,637,609	38,613,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,905)	$(12,514,337)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	84,858	82,557
Amortization of Debt Discount	174,816	—
Amortization of Finance Costs	33,325	—
Loss on Derivative Liability	—	27,311,800
Deferred Income Taxes	635,000	(7,474,000)
Share-Based Consulting Fees	224,992	—
Increase (Decrease) in Deferred Rental Income	(19,052)	50,610
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(2,778,921)	(2,056,902)
Income from Investment in DPTS Marketing LLC	(2,672,890)	(7,552,564)
Income from Investment in Dakota Plains Services, LLC	(198,429)	—
Non-Cash Rental Income	(7,747)	(40,493)
Amortization of Deferred Rent	(500)	—
Share-Based Compensation	1,859,267	198,276
Changes in Working Capital and Other Items:
Increase in Accounts Receivable	(145,766)	—
Increase in Prepaid Expenses	(152,289)	(80,529)
Increase in Due from Related Party	(77,897)	—
Increase in Accounts Payable	52,561	139,063
Decrease in Income Taxes Payable	(724,705)	—
Increase (Decrease) in Accrued Expenses	(127,773)	408,508
Decrease in Deferred Rental Income	(8,106)	(104,485)
Increase in Other Assets	(12,500)	—
Net Cash Used In Operating Activities	(3,866,661)	(1,632,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(94,173)	(6,417)
Cash Received from DPTS Marketing LLC	2,910,000	—
Cash Received from Dakota Plains Services, LLC	59,906	—
Cash Received from Dakota Petroleum Transport Solutions, LLC	95,642	1,017,819
Net Cash Provided By Investing Activities	2,971,375	1,011,402

CASH FLOWS FROM FINANCING ACTIVITIES
Finance Costs Paid	(9,783)	—
Repurchase of Common Stock	(568,058)	—
Net Cash Used In Financing Activities	(577,841)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,473,127)	(621,094)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,340,083	1,753,665

CASH AND CASH EQUIVALENTS – END OF PERIOD	$866,956	$1,132,571

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,583,197	$537,050
Cash Paid During the Period for Income Taxes	$73,705	$2,985
Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$49,467	$30,800
Satisfaction of Derivative Liability with Common Stock	$—	$5,187,850
Promissory Notes Issued to Satisfy Derivative Liability	$—	$27,663,950
Fair Value of Warrants Issued for Consulting Fees	$208,663	$—
Preferred Dividend Receivable	$246,576	$249,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance - December 31, 2011	37,014,018	$37,014	$10,158,044	$(3,110,791)	$7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	—	—

Issuance of Common Shares Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	—	—

Share-Based Compensation	—	—	477,604	—	477,604

Issuance of Restricted Common Shares	38,437	38	(38)	—	—

Issuance of Common Shares Pursuant to Debt Restructure	1,757,075	1,757	6,130,435	—	6,132,192

Issuance of Common Shares to Board of Directors	3,125	3	24,997	—	25,000

Warrants Issued Included in Debt Discount	—	—	644,889	—	644,889

Net Loss	—	—	—	(2,000,670)	(2,000,670)

Balance - December 31, 2012	41,839,433	41,839	17,432,904	(5,111,461)	12,363,282

Share-Based Compensation	—	—	721,525	—	721,525

Issuance of Restricted Common Shares	769,063	769	(769)	—	—

Issuance of Shares to Executive	62,500	63	234,937	—	235,000

Issuance of Warrants Pursuant to Consulting Agreements	—	—	208,663	—	208,663

Issuance of Common Shares to Board of Directors	308,108	308	1,139,692	—	1,140,000

Common Shares Surrendered	(153,527)	(154)	(567,904)	—	(568,058)

Net Loss	—	—	—	(4,905)	(4,905)

Balance – June 30, 2013	42,825,577	$42,825	$19,169,048	$(5,116,366)	$14,095,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2013

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

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $84,858 and $43,874 for the six and three months ended June 30, 2013, respectively, and $82,557 and $41,340 for the six and three months ended June 30, 2012, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment recorded during the six months ended June 30, 2013 and 2012.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of June 30, 2013 and December 31, 2012. Any required environmental accruals would be accounted for by DPTS, DPTSM and DPS.

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three months ended June 30, 2013 and for the six months ended June 30, 2013 and 2012, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	41,854,205	40,522,712	41,637,609	38,613,702
Plus: Potentially dilutive common shares
Stock options, warrants and restricted stock	—	1,736,903	—	—
Weighted average common shares outstanding – diluted	41,854,205	42,259,615	41,637,609	38,613,702

Stock options, warrants and restricted stock excluded from EPS due to the anti-dilutive effect	—	402	—	—

The following stock options, warrants and restricted stock represent potentially dilutive shares for the six months ended June 30, 2013:

Six Months Ended June 30, 2013
Restricted Stock	792,500
Stock Options	415,625
Stock Warrants	2,771,000
Total Potentially Dilutive Shares	3,979,125

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

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of June 30, 2013.

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

In December 2011, Dakota Plains transferred all of its assets and liabilities, excluding its equity interest in its wholly owned subsidiaries and its real property, to Dakota Plains Transloading, LLC (“DPT”). DPT is a wholly owned subsidiary of the Company that was formed in August 2011. The primary purpose of DPT is to participate in the ownership and operation of the transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

On June 1, 2012, DPT entered into an amended and restated member control agreement with Dakota Petroleum Transport Solutions, LLC and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendment and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the parties further amended the amended and restated member control agreement to, among other things, extend the initial term through December 31, 2026.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in Dakota Petroleum Transport Solutions, LLC on its condensed consolidated balance sheet.

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

To reflect the economics of the $526,410 of costs incurred, the Company recognized rental income of $6,749 per month through June 2012. In June 2012, the term of the joint venture agreement was extended and the monthly rental income recognized by the Company was decreased to $1,291 per month through June 2013. In June 2013, the term of the joint venture agreement was extended and the remaining monthly rental income will now be recognized by the Company through December 31, 2026. Rental income related to these costs incurred was $7,747 and $40,493 for the six month periods ended June 30, 2013 and 2012, respectively, and $3,874 and $20,246 for the three month periods ended June 30, 2013 and 2012, respectively. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of June 30, 2013 the Company had been reimbursed for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791.

The Company will report the $386,396, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $386,395 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. In the first quarter of 2013, the Company recognized a $4,324 true-up for rental income recognized in prior periods related to the $21,546 decrease in additional expenditures incurred. The Company also reduced its monthly rental income to $1,649 through June 2013. In June 2013, the term of the joint venture agreement was extended and the monthly rental income recognized by the Company will decrease to $1,048 per month through December 31, 2026. Rental income related to the Supplemental Agreement was $5,614 and $53,875 for the six month periods ended June 30, 2013 and 2012, respectively, and $4,992 and $22,583 for the three month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company has received $169,726 and $186,113, respectively, in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the condensed consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There were no future lease payments receivable related to this agreement as of June 30, 2013 and December 31, 2012.

The unaudited financial statements of Dakota Petroleum Transport Solutions, LLC are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$4,625,512	$3,611,316	$9,549,773	$7,429,180
Net Earnings	2,530,185	1,824,675	5,168,303	3,797,380
Company’s Share of Equity in Net Earnings	1,265,092	912,338	2,584,151	1,898,690

	June 30,	December 31,
	2013	2012
Total Assets	$25,784,759	$13,652,679
Total Liabilities	9,550,047	2,617,257
Share of Equity in Net Assets	8,117,356	5,517,711

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

DPTS commenced construction on the Pioneer Project on March 25, 2013. The Pioneer Project will represent a significant expansion of the transloading facility. Completion of the Pioneer Project is expected in December 2013, and the total cost of the project is estimated to be $50 million, which will be funded equally by the members of DPTS. The Company has secured financing for its portion of the project (see Note 7).

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

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of June 30, 2013.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At June 30, 2013 and December 31, 2012, the Company reported a preferred dividend receivable of $1,065,754 and $819,178, respectively, on its condensed consolidated balance sheets. The Company had received no payments on the cumulative preferred return from DPTS Marketing LLC as of June 30, 2013.

The operations of DPTS Marketing LLC commenced in May 2011. Under the member control agreement, the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding. The Company received its first priority cash distribution payments from DPTS Marketing LLC in April and June 2013.

On June 1, 2012, DPM entered into an amended and restated member control agreement with DPTS Marketing LLC and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendment and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the parties further amended the amended and restated member control agreement to extend the initial term through December 31, 2026.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its condensed consolidated balance sheet.

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$15,275,864	$27,381,780	$35,118,407	$35,126,455
Net Earnings	1,812,654	11,327,674	5,345,780	15,105,127
Company’s Share of Equity in Net Earnings	906,327	5,663,837	2,672,890	7,552,564

	June 30,	December 31,
	2013	2012
Total Assets	$50,701,268	$49,399,386
Total Liabilities	7,857,044	5,587,792
Share of Equity in Net Assets	21,422,111	21,905,797

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

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of June 30, 2013.

The member control agreement of Dakota Plains Services, LLC includes a provision that JPND will receive all distributions from the joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split 50/50 after JPND has received distributions equal to its capital contribution. The Company received a tax distribution from Dakota Plains Services, LLC in June 2013.

The operations of Dakota Plains Services, LLC commenced in September 2012. Under provisions of the member control agreement the profits and losses of Dakota Plains Services, LLC are split 50/50, pro rata based on the number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in Dakota Plains Services, LLC on its condensed consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from Dakota Plains Services, LLC for the six months ended June 30, 2013 less the unrecognized losses from the year ended December 31, 2012. The Company did not recognize the loss from Dakota Plains Services, LLC for the year ended December 31, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

The unaudited financial statements of Dakota Plains Services, LLC are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$3,923,293	$—	$7,096,867	$—
Net Earnings	272,748	—	589,009	—
Company’s Share of Equity in Net Earnings	136,374	—	198,429	—

	June 30,	December 31,
	2013	2012
Total Assets	$7,378,736	$3,136,159
Total Liabilities	6,423,263	2,469,833
Share of Equity in Net Assets	138,523	—

4.	Lease Agreement

In November 2009, our predecessor entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3). Under the lease agreement, the Company received monthly lease payments of $19,161 through May 2012. Effective June 1, 2012, the operating lease agreement was amended to increase the monthly lease payment to $31,881 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. Effective January 1, 2013, the Company and Dakota Petroleum Transport Solutions, LLC agreed in principal to increase the monthly lease payment to $60,470 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. The lease agreement includes provisions which allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and the transloading facility. Dakota Petroleum Transport Solutions, LLC is responsible for all personal property and real property taxes upon the alterations and trade fixtures on the premises and the property during the term of the lease. The lessee is responsible for all costs and expenses to perform all maintenance and repair of the premises, and to acquire expansion, improvements or additions to the premises. The lessee is also responsible for payment of all utilities and other miscellaneous expenses during the term of the lease agreement.

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the six months ended June 30, 2013, $181,409 of the $362,818 in rent payments was recognized as rental income and $181,409 was included in income from investment in Dakota Petroleum Transport Solutions, LLC and for the three months ended June 30, 2013, $90,705 of the $181,409 in rent payments was recognized as rental income and $90,704 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the six months ended June 30, 2012, $63,843 of the $127,687 in rent payments was recognized as rental income and $63,844 was included in income from investment in Dakota Petroleum Transport Solutions, LLC and for the three months ended June 30, 2012, $35,102 of the $70,203 in rent payments was recognized as rental income and $35,101 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

5.	Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been designated or issued.

In February 2013, the Company issued 12,500 shares of common stock to an executive. These shares were valued at $50,000 or $4.00 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In June 2013, the Company issued 50,000 shares of common stock to an executive. These shares were valued at $185,000 or $3.70 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In June 2013, the Company issued an aggregate 308,108 shares of common stock to its non-employee directors for prior and future service to the Company. These shares were valued at $1,140,000 or $3.70 per share, the market value of the shares of common stock on the date of issuance. The Company recorded general and administrative expenses of $940,000 and $840,000 for the six and three month periods ended June 30, 2013, respectively, related to this stock issuance.

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

Warrants

Warrants Granted November 1, 2012

On November 1, 2012, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 50,000 shares of common stock exercisable at $3.28 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on November 1, 2016. The consulting agreement terminates on November 1, 2013. The Company recorded general and administrative expense of $41,859 and $15,697 for the six and three months ended June 30, 2013, respectively, related to these warrants.

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

Warrants Granted January 1, 2013

On January 1, 2013, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 100,000 shares of common stock exercisable at $3.25 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on February 15, 2018. The consulting agreement terminated on May 31, 2013. The Company recorded general and administrative expense of $145,875 and $58,350 for the six and three months ended June 30, 2013, respectively, related to these warrants.

The following assumptions were used for the Black-Scholes model:

Risk free rates	0.72%
Dividend yield	0.00%
Expected volatility	51.97%
Weighted average expected warrant life	5 Years

The “fair market value” at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$1.46
Total warrants granted	100,000
Total weighted average fair value of warrants granted	$145,875

The table below reflects the status of warrants outstanding at June 30, 2013:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the six month period ended June 30, 2013.

•

The Company recorded general and administrative expense of $187,734 and $74,047 for the six and three month periods ended June 30, 2013, respectively, and $33,587 and $16,794 for the six and three month periods ended June 30, 2012, respectively, related to these warrants.

•	There are 2,771,000 warrants that are exercisable at June 30, 2013.

•	No warrants were exercised during the six months ended June 30, 2013.

Stock Options

In February 2013, the Company granted stock options under its 2011 Equity Incentive Plan to its Chief Executive Officer to purchase a total of 200,000 shares of common stock exercisable at $4.07 per share. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The options vest equally over 36 months with 66,666 options vesting on February 8, 2014 and 66,667 vesting on February 8, 2015 and 2016. The Company recorded general and administrative expense of $77,245 and $46,347 for the six and three months ended June 30, 2013, respectively, related to these options.

The following assumptions were used for the Black-Scholes model to value the options granted during the six months ended June 30, 2013:

Risk free rates	0.84%
Dividend yield	0.00%
Expected volatility	39.14% to 52.43%
Weighted average expected stock option life	4 to 5 Years

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the six month period ended June 30, 2013:

•	No options were exercised or forfeited in the six month period ended June 30, 2013.

•	No options expired during the six month period ended June 30, 2013.

•	Options covering 215,625 shares are exercisable and outstanding at June 30, 2013.

•	There is $248,632 of compensation expense that will be recognized in future periods relative to the options that had been granted as of June 30, 2013.

•	There were 200,000 unvested options at June 30, 2013.

Restricted Stock Awards

During the six months ended June 30, 2013, the Company issued 769,063 restricted shares of common stock as compensation to officers, employees, and consultants of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than February 2016. As of June 30, 2013, there was $2.5 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $629,843 and $387,205 for the six and three month periods ended June 30, 2013, respectively, and $164,688 and $99,844 for the six and three month periods ended June 30, 2012, respectively, related to restricted share grants.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six month period ended June 30, 2013:

	Six Month Period Ended June 30, 2013
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	568,437	$1.36
Shares Granted	769,063	$3.88
Lapse of Restrictions	(545,000)	$1.28
Restricted Shares Outstanding at June 30, 2013	792,500	$3.86

7.	Promissory Notes

On November 1, 2011 the Company entered into an Exchange and Loan Agreement with the holders of certain senior and junior promissory notes (“Old Notes”). As part of the Exchange and Loan Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes and extend the term of the promissory notes. The total value of these new notes was $9 million and all unpaid accrued interest and principal were payable on March 31, 2013 (the “New Notes”). The New Notes bore interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter.

The New Notes included an additional payment provision that provided that upon public listing of the Company if the initial trading price, as defined in the Exchange and Loan Agreement, exceeds $2.50, then the holder would be entitled to receive an additional payment equal to the remainder, to the extent positive, of (x) the unpaid principal amount of the promissory note multiplied by the initial trading price and divided by $2.50 minus (y) the unpaid principal amount of the promissory note. The holders of the New Notes could elect to receive the additional payment either (i) a number of shares of the Company’s common stock equal to the additional payment divided by $4.00, or (ii) a subordinated promissory note having a principal amount equal to the additional payment, bearing no interest for three calendar months after issuance and 12% simple annual interest thereafter, due and payable on the one-year anniversary of the issue date of such promissory note. With the public listing of the Company in March 2012, the additional payment due to the holders of the notes under this provision was $32,851,800.

The additional payment provision in the New Notes was considered an embedded derivative, and was recorded as a derivative liability with a re-measurement as of each reporting date.

On April 21, 2012, the embedded derivative was satisfied with the issuance of promissory notes in the aggregate amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 at April 21, 2012. The increase in the fair value of the embedded derivative during the six months ended June 30, 2012, $27,311,800, was recorded as interest expense on the condensed consolidated statement of operations.

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

The Company recorded $1,048,889 of debt discount against these promissory notes representing the allocation of the relative fair value to the warrants issued. The debt discount will be amortized over the term of the promissory notes using the straight-line method, which approximates the effective interest method. For the six and three month periods ended June 30, 2013, the company recognized interest expense of $174,816 and $87,408, respectively, related to the amortization of this debt discount.

The Company incurred finance costs of $195,062 related to these notes, which will be amortized over the term of the notes and included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for the six and three month period ended June 30, 2013 was $32,510 and $16,255, respectively.

Amended Election, Exchange and Loan Agreements

In addition, on November 2, 2012, pursuant to the Amended Election, Exchange and Loan Agreements; the Company repaid the outstanding principal to a holder of the New Notes in the amount of $500,000. The term of the remaining $8.5 million in New Notes was extended using two different maturity dates. $4,605,300 of the New Notes was extended to March 1, 2014 and $3,894,700 was extended to October 31, 2015. All of the holders of the New Notes agreed to surrender and void the $27,663,950 of promissory notes and 1,296,963 shares of the Company’s common stock received April 21, 2012, related to the additional payment provision in the New Notes.

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

As of June 30, 2013, the Company had the following outstanding promissory notes:

Maturity Date	Principal Amount
March 1, 2014	$4,605,300
October 31, 2015	22,000,000
Total outstanding principal	$26,605,300
Unamortized debt discount at June 30, 2013	(815,801)
Promissory notes, net of debt discount	$25,789,499

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

Pioneer Project

On June 17, 2013, Dakota Plains Transloading, LLC (“Borrower’), a wholly owned subsidiary of the Company, entered into a credit agreement (“Credit Agreement’) with World Fuel Services Corporation. The Credit Agreement provides the Borrower with a $20 million delayed draw term loan facility (the ‘Facility”) to finance the Borrower’s share of improvements to be made to the Pioneer Terminal in New Town, North Dakota. The availability period for draws under the Facility expires on June 30, 2014 and maturity date of the Facility is December 31, 2026. The Facility is secured by a mortgage on a majority of the land owned by the Company in New Town, North Dakota as well as a pledge of the equity owned by the Borrower in Dakota Petroleum Transport Solutions, LLC.

During the availability period, a loan under the Facility bears interest at a rate per annum equal to either (i) nine percent (9%), at any time when the aggregate unpaid principal amounts of the loans outstanding is less than $10 million, or (ii) twelve percent (12%), at any time the aggregate unpaid principal amount of loans outstanding is greater than or equal to $10 million. After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million, or (iii) twelve percent (12%), at any time the aggregate unpaid principal amounts of the loans outstanding is greater than or equal to $10 million. There were no borrowings under the Facility at June 30, 2013.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the right of the Borrower to incur indebtedness, merge, lease, sell or otherwise dispose of assets, make investments and grant liens on their assets.

The Credit Agreement contains customary events of default, the occurrence of which would permit World Fuel Services Corporation to terminate its commitment and accelerate loans under the Facility, including failure to make payments under the Facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of the Company, failure of the Company or Borrower to pay or discharge material judgments, bankruptcy of the Company or the Borrower, and a change in control of the Company or the Borrower.

The Company incurred finance costs of $9,783 related to the Credit Agreement, which will be amortized over the term of the notes and included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for the six and three months ended June 30, 2013 was $815.

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

The income tax benefit for the six month periods ended June 30, 2013 and 2012 consists of the following:

	Six Months Ended June 30,
	2013	2012
Current Income Taxes	$(651,000)	$2,985

Deferred Income Taxes
Federal	586,000	(6,795,000)
State	49,000	(679,000)

Total Benefit	$(16,000)	$(7,471,015)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the six month periods ended June 30, 2013 and 2012, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at June 30, 2013 and December 31, 2012, relating to unrecognized benefits

The 2012, 2011, 2010 and 2009 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

As of June 30, 2013 and December 31, 2012, the Company has no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 7).

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

The Company, certain of its subsidiaries and joint venture companies have been named in lawsuits and proceedings related to a train derailment and subsequent fire that occurred in Lac-Megantic, Quebec in July 2013. Additional lawsuits, proceedings and orders may be filed or issued, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions.

While the Company and its joint ventures maintain insurance to mitigate costs of environmental releases as well as other unexpected events, there can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may be incurred as a result of this incident. The Company has no way to estimate the possible losses related to this incident as of June 30, 2013.

13.	Subsequent Events

In July 2013, a train carrying crude oil derailed and was followed by a fire in Lac-Mégantic, Quebec. An affiliate of Petroleum Transport Solutions, LLC (“PTS”) had purchased the crude oil involved in the derailment from various producers for the economic benefit of DPTS Marketing LLC (“DPTSM”). Strobel Starostka Transfer (“SST”) had transloaded the crude oil into tanker-cars under contract with Dakota Petroleum Transport Solutions, LLC (“DPTS”) at the Company’s New Town, North Dakota facility.  An affiliate of PTS had leased the tanker-cars involved in the derailment from several third parties and had subleased them to DPTSM. An affiliate of PTS, on behalf of DPTSM, contracted with Canadian Pacific Railway for the transportation of the tanker-cars and the crude oil from New Town, North Dakota to a purchaser in New Brunswick, Canada.  Canadian Pacific Railway subcontracted a portion of that route to the Montreal, Maine and Atlantic Railway (“MMA”).  On July 6, 2013, the freight train operated by MMA with 72 of the tanker-cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec.  The derailment resulted in significant loss of life, damage to the environment from crude oil released from the train and extensive property damage from fires that followed the derailment.

The Company, certain of its subsidiaries, as well as MMA, DPTSM and DPTS, have been named as defendants in lawsuits and proceedings related to the incident.  Additional lawsuits, proceedings and orders may be filed or issued, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions.

While the Company, DPTSM, and DPTS maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no assurance that its insurance will be adequate to cover any liabilities that may be incurred as a result of this incident.  The Company anticipates that the losses relating to the crude oil and the tanker-cars will be fully covered by insurance.

The Company is also evaluating potential claims that it may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident, including costs of defending against third party claims and regulatory proceedings. The Company can provide no assurance that any such claims will be successful or that the responsible parties will have the financial resources to address any such claims.

On August 1, 2013, the Company announced a frac sand storage and transloading facility to be built in New Town, North Dakota through a collaboration with UNIMIN Corporation. The Company will lease land to UNIMIN (for up to 30 years), and UNIMIN will fund the construction of four new ladder tracks, as well as a sand storage and transloading facility. Dakota Petroleum Transport Solutions, LLC, a joint venture in which the Company holds a 50% membership interest, will provide fee-based transloading services. The new facility will have a throughput capacity of approximately 750,000 tons per year. Operations at the new facility are expected to commence by January 2014.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” “targeting,” or other similar words.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause the actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and “Part II, Item 1A. Risk Factors” in this Current Report on form 10-Q, each as filed with the SEC.

All forward-looking statements included in this report are based on information available to the Company on the date of this report. It undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Overview

The Company is principally focused on developing and owning transloading facilities, marketing and transporting crude oil and related products within the Williston Basin. It competes through its joint ventures by providing customers with value-added benefits, including a full-service transloading facility, competitive pricing and optimal geographic location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, the Company has a transloading joint venture, a marketing joint venture and a trucking joint venture, each of which is organized in the form of a limited liability company of which it holds a 50% membership interest.

In November 2009, the Company entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (“DPTS”) (the “transloading joint venture”) in which its wholly owned subsidiary, Dakota Plains Transloading, LLC (“DPT”), owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing DPTS is terminated. In June 2012, that member control agreement was amended to, among other things, extend the term of the agreement to December 31, 2021, which will automatically extend in two-year renewal periods until terminated. In August 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. In June 2013, DPT entered into amendment No. 2 to the amended restated member control agreement with PTS and Dakota Petroleum Transport Solutions, LLC. The amendment, among other things, extends the initial term of the joint venture until December 31, 2026.

Under the lease, the Company receives monthly lease payments from the transloading joint venture. The lease agreement includes provisions that allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located at the facility leased from the Company. Currently, crude oil is transloaded from semi-trailer trucks owned and operated by the Company’s trucking joint venture and third parties into tank railcars. Using this method, the Company’s site has the capacity to transload approximately 50,000 barrels per day.

DPTS Marketing LLC purchases barrels of crude oil from well operators at the wellhead and from first purchasers delivering to the transloading crude by rail facility. DPTS Marketing LLC then coordinates the transportation of the purchased crude oil to a purchaser at a location determined by the purchaser. Potential purchasers include; storage facilities, blending facilities, distributors and refineries. The following reflects a step-by-step process on how the marketing business operates:

1.	A subsidiary of World Fuel Services Corporation, on behalf of the marketing joint venture (the “Initial Purchaser”) enters into a purchase and sale agreement with a producer or first purchaser.

2.	During the contracted month the marketing joint venture sends both Dakota Plains Services, LLC trucks and third party trucking firms to pick up the barrels from certain wellhead locations specified by the producer, or receives the barrels delivered in New Town, North Dakota.

3.	As specified in the purchase and sale agreement, title to the crude oil transfers from the producer (seller) to the Initial Purchaser at the time it passes through the truck’s flange at the well or at our crude transloading facility.

4.	The crude oil is transported by truck to the transloading facility where it is transferred from the truck into a railcar.

5.	Canadian Pacific takes custody of the tank cars and crude oil at the transloading facility in New Town, North Dakota for delivery to the final destination, where the Initial Purchaser sells the crude oil to its final customer. Canadian Pacific may deliver the crude oil directly if they serve the destination or Canadian Pacific will make arrangements with other Class I and short line railroads for the movement to final destination.

In June 2012, the Company’s wholly owned subsidiary, Dakota Plains Marketing, LLC (“DPM”), entered into an amended and restated member control agreement with PTS and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTS Marketing LLC until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated. In August 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. In June 2013, the amended and restated member control agreements for both the marketing joint venture and the transloading joint venture were amended to, in material part, extend the initial term of the respective joint venture until December 31, 2026.

In September 2012, the Company’s wholly owned subsidiary, Dakota Plains Trucking, LLC (“DPT”), formed a joint venture with JPND II, LLC (“JPND”). DPT and JPND each own 50% of Dakota Plains Services, LLC (the “trucking joint venture”). The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture runs until December 31, 2022, the term will automatically extend in two-year renewal periods unless and until terminated.

In March 2013 the Company and its joint venture partner, Petroleum Transport Solutions, LLC, an indirect wholly owned subsidiary of World Fuel Services Corporation, announced that construction on the Pioneer Project would commence on March 25, 2013. The Pioneer Project will represent a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Project will provide a double loop track that will accommodate up to 120 tank car unit trains and will increase the throughput capacity from 30,000 barrels per day to up to 80,000 barrels per day. The partnership will deploy 180,000 barrels of storage initially, with the expansion to 270,000 barrels built into the design. The addition of storage tanks will improve the reliability and efficiency of the crude reception by truck and will provide for crude oil deliveries from gathering systems or short range pipelines.

Completion of the Pioneer Project is expected in December 2013. Total cost of the project is estimated to be approximately $50 million and will be funded equally by the Company and World Fuel Services Corporation. The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel, and pipe. Debt financing has been provided for the Company’s portion of the Pioneer Project cost.

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

The prices at which crude oil trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

•	domestic and foreign demand for crude oil by both refineries and end users;

•	the introduction of alternative forms of fuel to replace or compete with crude oil;

•	domestic and foreign reserves and supply of crude oil;

•	competitive measures implemented by the Company’s competitors and domestic and foreign governmental bodies;

•	political climates in nations that traditionally produce and export significant quantities of crude oil (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;

•	weather conditions; and

•	domestic and foreign economic volatility and stability.

Lack of capacity within the trunk pipelines is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

The Company experienced a net loss of $0.6 million for the three months ended June 30, 2013 compared to net income of $3.4 million for the three months ended June 30, 2012. The net loss for the three months ended June 30, 2013 was driven by the decrease in the income from the Company’s indirect ownership interest in the marketing joint venture, primarily due to a lower per barrel margin as a result of the significant narrowing of the price spread between Brent and WTI. In addition, general and administrative expenses were higher during this three month period due to the recognition of non-cash expense related to share issuances to the board of directors and new employees. The Company did realize an increase in income from its indirect ownership interest in the transloading joint venture due to increased volume and reduction in professional fees, which partially offset the decrease in income from the marketing joint venture and higher general and administrative expenses. Net income for the three months ended June 30, 2012 was mainly driven by the higher per barrel margins experienced within the marketing joint venture, as a result of the wider price spread between Brent and WTI.

General and administrative expenses were $2.5 million for the three months ended June 30, 2013 compared to $0.6 million for the three months ended June 30, 2012. The increase was primarily due to the recognition of share-based compensation to the board of directors and new employees. Of the $2.5 million expense, non-cash and one-time provisions represent approximately $1.6 million.

Income from the Company’s indirect investment in the transloading joint venture was $1.4 million for the three months ended June 30, 2013 compared to $1.0 million for the three months ended June 30, 2012. The increase was primarily driven by the higher volume transloaded during the three months ended June 30, 2013 (2.3 million barrels of oil) compared to 1.8 million barrels of oil transloaded during the three months ended June 30, 2012; a 27% increase. Cost of revenue was also higher due to the increased volume and the higher fee per barrel charge by the new contractor. However, it was offset by the reduction in general and administrative expenses, in particular professional fees.

Income from the Company’s indirect investment in the marketing joint venture was $0.9 million for the three months ended June 30, 2013 compared to $5.7 million for the three months ended June 30, 2012. The marketing joint venture experienced a 34% increase in volume sold (2.6 million barrels of oil during the three months ended June 30, 2013 compared to 1.9 million barrels of oil during the three months ended June 30, 2012) but as a result of the significant contraction in the price spread between Brent and WTI, experienced a lower per barrel margin.

Income from the Company’s indirect investment in the trucking joint venture was $136,000 for the three months ended June 30, 2013, during which it hauled 1.3 million barrels of oil. In addition, the trucking joint venture increased its trucking fleet from 14 trucks at the end of May 2013, to 22 trucks as of June 30, 2013. The trucking joint venture secured additional producers in the second quarter, hauling oil to other destinations than New Town, ND. The trucking joint venture was not operational during the second quarter of 2012.

The Company recognized rental income of $99,000 for the three months ended June 30, 2013 compared to $78,000 for the three months ended June 30, 2012. The increase in rental income is due to the June 2012 and January 2013 renegotiations of the lease agreement with Dakota Petroleum Transport Solutions, LLC that stipulate the joint venture pay a higher amount of monthly rent to the Company.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

The Company experienced a net loss of $4,900 for the six months ended June 30, 2013 compared to a net loss of $12.5 million for the six months ended June 30, 2012. The net loss for the six months ended June 30, 2013 was driven primarily by the decrease in the income of the Company’s indirect ownership interest in the marketing joint venture, as a result of a lower per barrel margin due to the narrowing of the Brent to WTI price spread, experienced within the second quarter of 2013. In addition, general and administrative expenses were higher due to the recognition of non-cash expenses related to share issuances to the board of directors and new employees and expenses related to additional employees hired in 2013. The Company did realize an increase in income from its indirect ownership interest in the transloading joint venture due to increased volume and reduction in professional fees. The net loss realized for the six months ended June 30, 2012 was primarily driven by the settlement of the embedded derivative, which was recorded as interest expense.

General and administrative expense was $4.0 million for the six months ended June 30, 2013 compared to $1.3 million for the six months ended June 30, 2012. The increase was primarily due to the recognition of non-cash expense related to share issuances to the board of directors and to new employees. In addition, the increase was also related to the incremental expenses related to additional employees hired in 2013.

Income from the Company’s indirect investment in the transloading joint venture was $2.8 million for the six months ended June 30, 2013 compared to $2.1 million for the six months ended June 30, 2012. The increase was volume driven as year to date transloaded volume was 4.7 million barrels for the six months ended June 30, 2013 compared to 3.5 million barrels transloaded for the six months ended June 30, 2012; a 36% increase. Cost of revenue was also higher due to the increased volume and the higher fee per barrel charged by the new contractor. However, it was offset by the reduction in general and administrative expenses, in particular professional fees.

Income from the Company’s indirect investment in the marketing joint venture was $2.7 million for the six months ended June 30, 2013 compared to $7.6 million for the six months ended June 30, 2012. The marketing joint venture experienced an increase in volume sold during the six months ended June 30, 2013 (5.2 million barrels of oil) compared to 3.4 million barrels of oil sold for the six months ended June 30, 2012; a 52% increase. The increase in volume sold was offset by lower per barrel margins as a result of significant contraction in the price spread between Brent and WTI within the second quarter.

Income from the Company’s indirect investment in the trucking joint venture was $198,000 for the six months ended June 30, 2013. During this time period the joint venture hauled 2.4 million barrels of oil and increased its trucking fleet to 22 trucks. The trucking joint venture will continue to haul oil for the marketing joint venture as well as several third parties, which were secured in the second quarter. The trucking joint venture was not operational until the third quarter of 2012.

The Company recognized rental income of $195,000 for the six months ended June 30, 2013 compared to $158,000 for the six months ended June 30, 2012. The increase in rental income is due to the June 2012 and January 2013 renegotiations of the lease agreement with Dakota Petroleum Transport Solutions, LLC that stipulate the joint venture pay a higher amount of monthly rent to the Company.

Non-GAAP Financial Measures

The Company defines Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, and (iv) non-cash expenses relating to share based payments recognized under ASC Topic 718. Adjusted EBITDA was $1.5 million and $3.9 million for the three and six months ended June 30, 2013 compared to $6.3 million and $8.6 million for the three and six months ended June 30, 2012. The decrease in Adjusted EBITDA was primarily related to the reduction in marketing’s per barrel margin, as a result of the narrowing of the price spread between Brent and WTI, experienced within the second quarter of 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss)	$(593,802)	$3,355,538	$(4,905)	$(12,514,337)
Add Back:
Income Tax Provision (Benefit)	(389,000)	2,004,385	(16,000)	(7,471,015)
Depreciation and Amortization	43,874	41,340	84,858	82,557
Share Based Compensation - Employees and Directors	1,438,377	116,638	1,859,267	198,276
Share Based Compensation - Consultants	94,223	—	224,992	—
Interest Expense	900,408	745,694	1,791,213	28,325,938
Adjusted EBITDA	$1,494,080	$6,263,595	$3,939,425	$8,621,419

Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. The Company believes presenting Adjusted EBITDA provides useful information to investors to gain an overall understanding of its current financial performance. Specifically, our management believes the non-GAAP financial measure included herein provides useful information to investors by excluding certain expenses that are not indicative of the Company’s operating results. In addition, Adjusted EBITDA is used by management for budgeting and forecasting as well as subsequently measuring of its performance, and believes that it is providing investors with a financial measure that most closely align to its internal measurement processes.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, priority cash distributions generated from its joint ventures, and the Company’s additional financing capacity, which is dependent upon capital and credit market conditions and its financial performance. In April 2013, the Company received its first priority cash distribution from its marketing joint venture of $1.8 million and its second distribution in the amount of $1.1 million in June 2013. In addition, the Company will be reactivating the monthly priority cash distribution from the transloading joint venture. The short and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin fields. The Company is currently expanding the existing transloading facility to meet the logistical and storage needs of future transloading arrangements including the recently announced UNIMIN Corporation frac sand storage and transloading facility to be built at the Company’s Pioneer Terminal in New Town, North Dakota. The Company has obtained financing to fund its portion of the Pioneer Project.

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

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $3.9 million and $1.6 million for the six months ended June 30, 2013, and 2012, respectively, or an increase of cash used of approximately $2.3 million. The primary reason for the increase in cash used in operating activities was the increase in cash general and administrative expenses of $0.8 million and cash paid for interest expense of $1.0 million in the six months ended June 30, 2013.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities totaled $3.0 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase of $2.0 million primarily relates to the priority cash distributions received from DPTS Marketing LLC, which were the first distributions received from the joint venture. The increase in cash received from the marketing joint venture was partially offset by a $0.9 million decrease in priority cash distributions received from the transloading joint venture.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2013 were $0.6 million compared to $0 for the six months ended June 30, 2012. The $0.6 million were the cash outflows related to the Company’s issuance of net shares to the board of directors and an executive officer.

Transloading Joint Venture Distributions

The transloading joint venture may distribute, and historically has distributed, a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Beginning in April 2012, the transloading joint venture temporarily suspended its regular distributions to conserve capital in order to fund the initial stages of the Pioneer Project. In June 2013 the transloading joint venture set a Pioneer Project Reserve of $10.7 million, for the purpose of funding the Pioneer Project. In addition $2.5 million would be retained at the end of each calendar month in order to pay third party expenses and/or member transaction payments. Any balance in excess of the $2.5 million would be equally paid to the joint venture members in the form of a monthly priority cash distribution. Monthly priority cash distributions are expected to begin in the third quarter of 2013.

Marketing Joint Venture Distributions

The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution of $20 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture made its first cash distribution in April 2013. In August 2013 the marketing joint venture has agreed to distribute a $20 million special dividend to the transloading joint venture in order to fund a portion of the Pioneer Project.

Trucking Joint Venture Distributions

The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. The trucking joint venture initiated its operations in early September 2012 and has made a cash distribution related to tax, as of June 30, 2013.

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

Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We may be subject to claims, costs and liabilities as a result of events resulting from the transportation of crude oil by or on behalf of our subsidiaries.

Each of our joint ventures is involved in a portion of the transportation of crude oil from the wellhead to refineries. We and our subsidiaries may be subject to claims, costs and liabilities relating to events that may occur while the crude oil is en route to its destination. Such claims, costs and liabilities may result from actions of third parties outside our control and may include releases of crude oil and resulting environmental liabilities and damage to property, injury or loss of life resulting from exposure or ignition of crude oil in transit. For example, an affiliate of PTS purchases crude oil from various producers in the Bakken formation in North Dakota for the economic benefit of DPTS Marketing LLC. Strobel Starostka Transportation (“SST”) transloads crude oil into railcars under contract with DPTS, at our New Town, North Dakota facility. Prairie Field Services, an affiliate of JPND II, LLC, operates a truck fleet on behalf of Dakota Plains Services, LLC. In addition, we, our subsidiaries, and their affiliates contract from time to time with additional third parties in connection with the transportation of crude oil, including arrangements with third party rail carriers, road transportation providers, and railcar leasing companies.

In July 2013, a train carrying crude oil derailed and was followed by fires in Lac-Mégantic, Quebec. An affiliate of PTS had purchased the crude oil involved in the derailment from various producers for the economic benefit of DPTS Marketing LLC. SST had transloaded the crude oil into tanker-cars under contract with DPTS at our New Town, North Dakota facility.  An affiliate of PTS had leased the tanker-cars involved in the derailment from several third parties and had subleased them to DPTS Marketing LLC. An affiliate of PTS, on behalf of DPTS Marketing LLC, contracted with Canadian Pacific Railway for the transportation of the tanker-cars and the crude oil from New Town, North Dakota to a purchaser in New Brunswick, Canada.  Canadian Pacific Railway subcontracted a portion of that route to the Montreal, Maine and Atlantic Railway (“MMA”).  On July 6, 2013, the freight train operated by MMA with 72 of the tanker-cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec.  The derailment resulted in significant loss of life, damage to the environment from crude oil released from the train and extensive property damage from fires and explosions that followed the derailment.  An investigation by the Canadian authorities into the causes of the incident is underway; however, we expect that it may be a significant period of time before the results of this investigation are finalized and we are in a position to evaluate its consequences. We are currently unable to estimate the potential costs and liabilities we may sustain in connection with this incident.

We, certain of our subsidiaries, as well as MMA, DPTS Marketing LLC and Dakota Petroleum Transport Solutions, LLC, have been named as defendants in lawsuits and proceedings related to the incident.  Additional lawsuits, proceedings and orders may be filed or issued, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions.  The adverse resolution of any proceedings related to these events could subject us, DPTS Marketing LLC and Dakota Petroleum Transport Solutions, LLC to monetary damages, fines and other costs, which could have a negative and material impact on our business, prospects, results of operations and financial condition.  In addition, we expect legal fees and costs will be incurred in responding to these matters.

While the Company and our joint ventures, DPTS Marketing LLC and Dakota Plains Transport Solutions, LLC, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no assurance that our insurance will be adequate to cover any liabilities that may be incurred as a result of this incident.  We anticipate that the losses relating to the crude oil and the tanker-cars will be fully covered by insurance.

We are evaluating potential claims that we may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident, including costs of defending against third party claims and regulatory proceedings. However, we can provide no assurance that any such claims will be successful or that the responsible parties will have the financial resources to address any such claims.  Any losses not covered by insurance or otherwise not recoverable from third parties, if significant, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The train derailment in Lac-Mégantic may result in increased governmental regulation of shipments of crude oil and other fuel products and additional costs.

We rely in part on rail shipments to move crude oil and other fuel products in both the United States and Canada.  The accident in Lac-Mégantic and its aftermath could lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the tanker-cars that transport these products.  We cannot predict with any certainty what form any additional regulation or limitations would take.  Any increased regulation that arises out of this incident could result in higher operating costs, which could adversely affect our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2013, we issued 12,500 restricted shares of our common stock and in exchange for consulting services rendered. The shares were issued in a private placement not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933, and stock certificates issued with respect to such shares bear legends to that effect. A notice filing under Regulation D was filed with the SEC on February 27, 2013.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-53390.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012(1)

3.2	Amended and Restated Bylaws, as amended through April 25, 2013(2)

10.1	Employment Agreement with Timothy R, Brady, dated April 18, 2013(3)

10.2	Employment Agreement with Nicholas Q. Dillon, dated April 18, 2013(4)

10.3	Credit Agreement dated as of June 18, 2013 between Dakota Plains Transloading, LLC and World Fuel Services Corporation(5)

10.4	Amendment No. 2 to Dakota Petroleum Transport Solutions, LLC Amended and Restated Member Control Agreement dated June 17, 2013

10.5	Amendment No. 2 to DPTS Marketing LLC Amended and Restated Member Control Agreement, dated June 17, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2013.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2013.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 17, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2013	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, as amended through April 25, 2013	Incorporated by Reference
10.1	Employment Agreement with Timothy R. Brady, dated April 18, 2013	Incorporated by Reference
10.2	Employment Agreement with Nicholas Q. Dillon, dated April 18, 2013	Incorporated by Reference
10.3	Credit Agreement dated as of June 18, 2013 between Dakota Plains Transloading, LLC and World Fuel Services Corporation	Incorporated by Reference
10.4	Amendment No. 2 to Dakota Petroleum Transport Solutions, LLC Amended and Restated Member Control Agreement dated June 17, 2013	Filed Electronically
10.5	Amendment No. 2 to DPTS Marketing LLC Amended and Restated Member Control Agreement, dated June 17, 2013	Filed Electronically
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically