Form 10-Q
period 2013-09-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2013-11-12
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 11, 2013, the registrant had 42,850,577 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

ASSETS

	September 30, 2013	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$443,341	$2,340,083
Accounts Receivable	110,187	—
Income Taxes Receivable	154,105	—
Prepaid Expenses	226,001	30,632
Due from Related Party	76,489	81,175
Deferred Tax Asset	2,306,000	1,414,000
Total Current Assets	3,316,123	3,865,890

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	2,308,114	2,329,660
Other Property and Equipment	219,775	45,292
Total Property and Equipment	5,694,738	5,541,801
Less - Accumulated Depreciation	556,756	424,833
Total Property and Equipment, Net	5,137,982	5,116,968

PREFERRED DIVIDEND RECEIVABLE	126,029	819,178

INVESTMENT IN DPTS MARKETING LLC	10,195,519	21,905,797

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	18,191,681	5,331,599

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	152,838	—

FINANCE COSTS, NET	141,982	184,225

DEPOSITS	14,300	—

DEFERRED TAX ASSET	1,811,000	2,441,000

Total Assets	$39,087,454	$39,664,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$355,365	$239,674
Accrued Expenses	122,831	232,905
Income Taxes Payable	—	1,028,000
Deferred Rental Income	12,617	20,679
Promissory Notes	4,605,300	—
Total Current Liabilities	5,096,113	1,521,258

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	21,271,607	25,614,683
Other Noncurrent Liabilities	16,000	—
Deferred Rental Income	154,567	165,434
Total Long-Term Liabilities	21,442,174	25,780,117

Total Liabilities	26,538,287	27,301,375

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 42,850,577 and 41,839,433 Issued and Outstanding, Respectively	42,850	41,839
Additional Paid-In Capital	19,680,446	17,432,904
Accumulated Deficit	(7,174,129)	(5,111,461)
Total Stockholders’ Equity	12,549,167	12,363,282

Total Liabilities and Stockholders’ Equity	$39,087,454	$39,664,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Rental Income - Related Party	$76,758	$51,407	$271,527	$209,619

OPERATING EXPENSES
General and Administrative Expenses	1,940,378	804,043	5,930,221	2,148,578
Depreciation and Amortization	47,065	41,378	131,923	123,935
Total Operating Expenses	1,987,443	845,421	6,062,144	2,272,513

LOSS FROM OPERATIONS	(1,910,685)	(794,014)	(5,790,617)	(2,062,894)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	644,133	533,973	3,423,054	2,590,875
Income (Loss) from Investment in DPTS Marketing LLC	(1,100,564)	1,431,064	1,572,326	8,983,628
Income from Investment in Dakota Plains Services, LLC	14,315	—	212,744	—
Interest Expense (Net of Interest Income)	(970,962)	(893,891)	(2,762,175)	(29,219,829)
Total Other Income (Expense)	(1,413,078)	1,071,146	2,445,949	(17,645,326)

INCOME (LOSS) BEFORE TAXES	(3,323,763)	277,132	(3,344,668)	(19,708,220)

INCOME TAX EXPENSE (BENEFIT)	(1,266,000)	105,474	(1,282,000)	(7,365,541)

NET INCOME (LOSS)	$(2,057,763)	$171,658	$(2,062,668)	$(12,342,679)

Net Income (Loss) Per Common Share – Basic	$(0.05)	$0.00	$(0.05)	$(0.31)

Net Income (Loss) Per Common Share – Diluted	$(0.05)	$0.00	$(0.05)	$(0.31)

Weighted Average Shares Outstanding - Basic	42,033,077	40,809,389	41,770,880	39,350,940

Weighted Average Shares Outstanding - Diluted	42,033,077	42,478,827	41,770,880	39,350,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,062,668)	$(12,342,679)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	131,923	123,935
Amortization of Debt Discount	262,224	—
Amortization of Finance Costs	52,026	—
Loss on Derivative Liability	—	27,311,800
Deferred Income Taxes	(262,000)	(7,369,000)
Share-Based Consulting Fees	280,714	—
Increase (Decrease) in Deferred Rental Income	(21,638)	45,440
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(3,423,054)	(2,590,875)
Income from Investment in DPTS Marketing LLC	(1,572,326)	(8,983,628)
Income from Investment in Dakota Plains Services, LLC	(212,744)	—
Non-Cash Rental Income	(9,719)	(38,910)
Amortization of Deferred Rent	(2,000)	—
Share-Based Compensation	2,430,665	373,959
Changes in Working Capital and Other Items:
Increase in Accounts Receivable	(110,187)	—
Increase in Income Taxes Receivable	(154,105)	—
Increase in Prepaid Expenses	(90,137)	(48,704)
Increase in Other Current Assets	—	(13,000)
Decrease in Due from Related Party	4,686	—
Increase in Accounts Payable	146,491	189,627
Decrease in Income Taxes Payable	(1,028,000)	—
Increase (Decrease) in Accrued Expenses	(116,074)	1,034,392
Decrease in Deferred Rental Income	(8,062)	(104,485)
Increase in Other Assets	(14,300)	—
Net Cash Used In Operating Activities	(5,778,285)	(2,412,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(159,737)	(6,417)
Cash Received from DPTS Marketing LLC	12,910,000	—
Preferred Dividends Received from DPTS Marketing LLC	1,065,753	—
Cash Paid for Investment in Dakota Petroleum Transport Solutions, LLC	(10,000,000)	—
Cash Received from Dakota Plains Services, LLC	59,906	—
Cash Received from Dakota Petroleum Transport Solutions, LLC	583,462	1,065,641
Net Cash Provided By Investing Activities	4,459,384	1,059,224

CASH FLOWS FROM FINANCING ACTIVITIES
Finance Costs Paid	(9,783)	—
Repurchase of Common Stock	(568,058)	—
Net Cash Used In Financing Activities	(577,841)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,896,742)	(1,352,904)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,340,083	1,753,665

CASH AND CASH EQUIVALENTS – END OF PERIOD	$443,341	$400,761

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,392,404	$808,525
Cash Paid During the Period for Income Taxes	$189,054	$2,985
Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$—	$30,800
Satisfaction of Derivative Liability with Common Stock	$—	$5,187,850
Promissory Notes Issued to Satisfy Derivative Liability	$—	$27,663,950
Purchase of Other Assets Paid Subsequent to Period End	$—	$208,335
Fair Value of Warrants Issued for Consulting Fees	$208,663	$—
Preferred Dividend Receivable	$372,604	$375,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance - December 31, 2011	37,014,018	$37,014	$10,158,044	$(3,110,791)	$7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	—	—

Issuance of Common Shares Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	—	—

Share-Based Compensation	—	—	477,604	—	477,604

Issuance of Restricted Common Shares	38,437	38	(38)	—	—

Issuance of Common Shares Pursuant to Debt Restructure	1,757,075	1,757	6,130,435	—	6,132,192

Issuance of Common Shares to Board of Directors	3,125	3	24,997	—	25,000

Warrants Issued Included in Debt Discount	—	—	644,889	—	644,889

Net Loss	—	—	—	(2,000,670)	(2,000,670)

Balance - December 31, 2012	41,839,433	41,839	17,432,904	(5,111,461)	12,363,282

Share-Based Compensation	—	—	1,232,948	—	1,232,948

Issuance of Restricted Common Shares	794,063	794	(794)	—	—

Issuance of Shares to Executive	62,500	63	234,937	—	235,000

Issuance of Warrants Pursuant to Consulting Agreements	—	—	208,663	—	208,663

Issuance of Common Shares to Board of Directors	308,108	308	1,139,692	—	1,140,000

Common Shares Surrendered	(153,527)	(154)	(567,904)	—	(568,058)

Net Loss	—	—	—	(2,062,668)	(2,062,668)

Balance – September 30, 2013	42,850,577	$42,850	$19,680,446	$(7,174,129)	$12,549,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2013

1.	Organization and Nature of Business

On March 22, 2012, Dakota Plains Holdings, Inc., formerly known as MCT Holding Corporation (“DP” or the “Company”), Dakota Plains, Inc., a Minnesota corporation engaged in the crude oil transportation business (“Dakota Plains”), and DP Acquisition Corporation, a Minnesota corporation (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into Dakota Plains (the “Initial Merger”), the separate corporate existence of the Merger Subsidiary ceased, and Dakota Plains continued as the surviving corporation and as a wholly owned subsidiary of the Company. See Note 12 for details of Initial Merger.

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

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization expense was $131,923 and $47,065 for the nine and three months ended September 30, 2013, respectively, and $123,935 and $41,378 for the nine and three months ended September 30, 2012, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment recorded during the nine months ended September 30, 2013 and 2012.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of September 30, 2013 and December 31, 2012. Any required environmental accruals would be accounted for by DPTS, DPTSM and DPS.

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

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested and restricted stock grants the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three months ended September 30, 2013 and for the nine months ended September 30, 2013 and 2012, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	42,033,077	40,809,389	41,770,880	39,350,940
Plus: Potentially dilutive common shares
Stock options, warrants and restricted stock	—	1,669,438	—	—
Weighted average common shares outstanding – diluted	42,033,077	42,478,827	41,770,880	39,350,940

Stock options, warrants and restricted stock excluded from EPS due to the anti-dilutive effect	948,457	2,166	933,871	1,668,935

The following stock options, warrants and restricted stock represent potentially dilutive shares as of September 30, 2013 and 2012:

	September 30,
	2013	2012
Restricted Stock	817,500	545,000
Stock Options	415,625	265,625
Stock Warrants	2,771,000	1,700,000
Total Potentially Dilutive Shares	4,004,125	2,510,625

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

Level 1 – Quoted market prices in active markets which are accessible at measurement date for identical assets or liabilities;

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

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of September 30, 2013.

On August 30, 2013, the Board of Governors of DPTS Marketing LLC authorized a distribution to each member simultaneously in the amount of $10 million, which was used by its members to fund capital contributions to Dakota Petroleum Transport Solutions, LLC in order to increase the funds available for the Pioneer Project Facility Reserve.

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

To reflect the economics of the $526,410 of costs incurred, the Company recognized rental income of $9,719 and $38,909 for the nine month periods ended September 30, 2013 and 2012, respectively, and $1,972 and $(1,584) for the three month periods ended September 30, 2013 and 2012, respectively. The remaining monthly rental income will be recognized by the Company through December 31, 2026. No cash will be received related to this rental income; the rental income recorded is being treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of September 30, 2013 the Company had been reimbursed for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791.

The Company will report the $386,396, 50% of the costs incurred in excess of amounts incurred by PTS, as rental income over the life of the joint venture and $386,395 will be included as income from investment in Dakota Petroleum Transport Solutions, LLC as the related expense is recorded by DPTS. Rental income related to the Supplemental Agreement was $8,156 and $59,045 for the nine month periods ended September 30, 2013 and 2012, respectively, and $2,542 and $5,170 for the three month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company has received $167,184 and $186,113, respectively, in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the condensed consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There were no future lease payments receivable related to this agreement as of September 30, 2013 and December 31, 2012.

The unaudited financial statements of Dakota Petroleum Transport Solutions, LLC are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$3,356,844	$4,162,436	$12,906,617	$11,591,616
Net Earnings	1,134,752	965,134	6,303,055	4,762,514
Company’s Share of Equity in Net Earnings	567,376	482,567	3,151,527	2,381,257

	September 30, 2013	December 31, 2012
Total Assets	$41,237,144	$13,652,679
Total Liabilities	4,739,791	2,617,257
Share of Equity in Net Assets	18,248,676	5,517,711

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

DPTS commenced construction on the Pioneer Project on March 25, 2013. The Pioneer Project will represent a significant expansion of the transloading facility. Completion of the Pioneer Project is expected in December 2013, and the total cost of the project is estimated to be $50 million, which will be funded equally by the members of DPTS. The Company contributed $10 million to DPTS in September 2013 and has secured financing for its remaining portion of the project (see Note 8).

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

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of September 30, 2013.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. At September 30, 2013 and December 31, 2012, the Company reported a preferred dividend receivable of $126,029 and $819,178, respectively, on its condensed consolidated balance sheets. The Company received a payment of $1.1 million related to the cumulative preferred return from DPTS Marketing LLC in September 2013. This payment was for the cumulative preferred return from the date of the initial $10 million contribution through June 30, 2013.

The operations of DPTS Marketing LLC commenced in May 2011. Under the member control agreement, the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding. The Company received priority cash distribution payments from DPTS Marketing LLC of $2.9 million during the nine month period ended September 30, 2013. The Company had received no priority cash distributions payments prior to 2013. On August 30, 2013 DPTS Marketing LLC made a distribution to each member simultaneously in the amount of $10 million.

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

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$9,115,703	$24,204,483	$44,234,110	$59,330,940
Net Earnings (Loss)	(2,201,127)	2,862,128	3,144,653	17,967,255
Company’s Share of Equity in Net Earnings (Loss)	(1,100,564)	1,431,064	1,572,326	8,983,628

	September 30, 2013	December 31, 2012
Total Assets	$31,332,147	$49,399,386
Total Liabilities	10,941,108	5,587,792
Share of Equity in Net Assets	10,195,519	21,905,797

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

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of September 30, 2013.

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

The operations of Dakota Plains Services, LLC commenced in September 2012, under provisions of the member control agreement the profits and losses of Dakota Plains Services, LLC are split 50/50, pro rata based on the number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in Dakota Plains Services, LLC on its condensed consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from Dakota Plains Services, LLC for the nine months ended September 30, 2013 less the unrecognized losses from the year ended December 31, 2012. The Company did not recognize the loss from Dakota Plains Services, LLC for the year ended December 31, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

The unaudited financial statements of Dakota Plains Services, LLC are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$3,805,769	$99,431	$10,902,636	$99,431
Net Earnings (Loss)	28,630	(99,757)	617,639	(99,757)
Company’s Share of Equity in Net Earnings	14,315	—	212,744	—

	September 30, 2013	December 31, 2012
Total Assets	$7,836,756	$3,136,159
Total Liabilities	6,852,652	2,469,833
Share of Equity in Net Assets	152,838	—

4.	Lease Agreement – Related Party

In November 2009, our predecessor entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3). Under the lease agreement, the Company received monthly lease payments of $19,161 through May 2012. Effective June 1, 2012, the operating lease agreement was amended to increase the monthly lease payment to $31,881 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. Effective January 1, 2013, the Company and Dakota Petroleum Transport Solutions, LLC increased the monthly lease payment to $60,470 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. Effective July 1, 2013, the Company and Dakota Petroleum Transport Solutions, LLC decreased the monthly lease payment to $48,162 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. The lease agreement includes provisions which allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and the transloading facility. Dakota Petroleum Transport Solutions, LLC is responsible for all personal property and real property taxes upon the alterations and trade fixtures on the premises and the property during the term of the lease. The lessee is responsible for all costs and expenses to perform all maintenance and repair of the premises, and to acquire expansion, improvements or additions to the premises. The lessee is also responsible for payment of all utilities and other miscellaneous expenses during the term of the lease agreement.

In accordance with equity method requirements described in Note 3, 50% is recognized as rental income and 50% is included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the nine months ended September 30, 2013, $253,653 of the $507,306 in rent payments was recognized as rental income and $253,653 was included in income from investment in Dakota Petroleum Transport Solutions, LLC and for the three months ended September 30, 2013, $72,243 of the $144,486 in rent payments was recognized as rental income and $72,243 was included in income from investment in Dakota Petroleum Transport Solutions, LLC. For the nine months ended September 30, 2012, $111,665 of the $223,330 in rent payments was recognized as rental income and $111,665 was included in income from investment in Dakota Petroleum Transport Solutions, LLC and for the three months ended September 30, 2012, $47,822 of the $95,643 in rent payments was recognized as rental income and $47,821 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

5.	Lease Agreement

In July 2013, the Company entered into a lease agreement with UNIMIN Corporation to lease certain land owned by the Company in New Town, North Dakota. Under the lease agreement, beginning in January 2014, the Company will receive monthly lease payments of $10,000 through December 2023, with annual increases of 3% starting January 2016. The lease agreement includes a provision that allows UNIMIN the option to renew and extend the term of the lease for four additional periods of five years each. In addition, all improvements to the land, including rail tracks and the sand facility, revert to the Company upon termination of the lease.

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

In June 2013, the Company issued an aggregate 308,108 shares of common stock to its non-employee directors for prior and future service to the Company. These shares were valued at $1,140,000 or $3.70 per share, the market value of the shares of common stock on the date of issuance. The Company recorded general and administrative expenses of $1,040,000 and $100,000 for the nine and three month periods ended September 30, 2013, respectively, related to this stock issuance.

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

Warrants

Warrants Granted November 1, 2012

On November 1, 2012, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 50,000 shares of common stock exercisable at $3.28 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on November 1, 2016. The consulting agreement terminates on November 1, 2013. The Company recorded general and administrative expense of $57,556 and $15,697 for the nine and three months ended September 30, 2013, respectively, related to these warrants.

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

Warrants Granted January 1, 2013

On January 1, 2013, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 100,000 shares of common stock exercisable at $3.25 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on February 15, 2018. The consulting agreement terminated on May 31, 2013. The Company recorded general and administrative expense of $145,875 and $0 for the nine and three months ended September 30, 2013, respectively, related to these warrants.

The following assumptions were used for the Black-Scholes model:

Risk free rates	0.72%
Dividend yield	0.00%
Expected volatility	51.97%
Weighted average expected warrant life	5 Years

The “fair market value” at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$1.46
Total warrants granted	100,000
Total weighted average fair value of warrants granted	$145,875

The table below reflects the status of warrants outstanding at September 30, 2013:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	2.50	February 22, 2016
April 5, 2011	100,000	2.50	April 5, 2016
November 1, 2012	50,000	3.28	November 1, 2016
November 2, 2012	921,000	4.00	October 31, 2017
January 1, 2013	100,000	3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the nine month period ended September 30, 2013.

•

The Company recorded general and administrative expense of $217,868 and $15,697 for the nine and three month periods ended September 30, 2013, respectively, and $50,381 and $16,794 for the nine and three month periods ended September 30, 2012, respectively, related to these warrants.

•	There are 2,771,000 warrants that are exercisable at September 30, 2013.

•	No warrants were exercised during the nine months ended September 30, 2013.

Stock Options

In February 2013, the Company granted stock options under its 2011 Equity Incentive Plan to its Chief Executive Officer to purchase a total of 200,000 shares of common stock exercisable at $4.07 per share. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The options vest over 36 months with 66,666 options vesting on February 8, 2014 and 66,667 vesting on February 8, 2015 and 2016. The Company recorded general and administrative expense of $123,592 and $46,347 for the nine and three months ended September 30, 2013, respectively, related to these options.

The following assumptions were used for the Black-Scholes model to value the options granted during the nine months ended September 30, 2013:

Risk free rates	0.84%
Dividend yield	0.00%
Expected volatility	39.14% to 52.43%
Weighted average expected stock option life	4 to 5 Years

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the nine month period ended September 30, 2013:

•	No options were exercised or forfeited in the nine month period ended September 30, 2013.

•	No options expired during the nine month period ended September 30, 2013.

•	Options covering 215,625 shares are exercisable and outstanding at September 30, 2013.

•	There is $202,285 of compensation expense that will be recognized through February 2016 relative to the options that had been granted as of September 30, 2013.

•	There were 200,000 unvested options at September 30, 2013.

Restricted Stock Awards

During the nine months ended September 30, 2013, the Company issued 794,063 restricted shares of common stock as compensation to officers, employees, and consultants of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than February 2016. As of September 30, 2013, there was $2.1 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $1,094,919 and $465,076 for the nine and three month periods ended September 30, 2013, respectively, and $274,532 and $109,844 for the nine and three month periods ended September 30, 2012, respectively, related to restricted share grants.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine month period ended September 30, 2013:

	Nine Month Period Ended September 30, 2013
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	568,437	$1.36
Shares Granted	794,063	3.81
Lapse of Restrictions	(545,000)	1.28
Restricted Shares Outstanding at September 30, 2013	817,500	$3.80

8.	Promissory Notes

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

On April 21, 2012, the embedded derivative was satisfied with the issuance of promissory notes in the aggregate amount of $27,663,950 and 1,296,963 shares of the Company’s common stock. The fair value of the embedded derivative was $32,851,800 at April 21, 2012. The increase in the fair value of the embedded derivative during the nine months ended September 30, 2012, $27,311,800, was recorded as interest expense on the condensed consolidated statement of operations.

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

The Company recorded $1,048,889 of debt discount against these promissory notes representing the allocation of the relative fair value to the warrants issued. The debt discount will be amortized over the term of the promissory notes using the straight-line method, which approximates the effective interest method. For the nine and three month periods ended September 30, 2013, the company recognized interest expense of $262,224 and $87,408, respectively, related to the amortization of this debt discount.

The Company incurred finance costs of $195,062 related to these notes, which will be amortized over the term of the notes and included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for the nine and three month period ended September 30, 2013 was $48,765 and $16,255, respectively.

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

As of September 30, 2013, the Company had the following outstanding promissory notes:

Maturity Date	Principal Amount
March 1, 2014	$4,605,300
October 31, 2015	22,000,000
Total outstanding principal	$26,605,300
Unamortized debt discount at September 30, 2013	(728,393)
Promissory notes, net of debt discount	$25,876,907

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

Pioneer Project

On June 17, 2013, Dakota Plains Transloading, LLC (“Borrower’), a wholly owned subsidiary of the Company, entered into a credit agreement (“Credit Agreement’) with World Fuel Services Corporation. The Credit Agreement provides the Borrower with a $20 million delayed draw term loan facility (the “Facility”) to finance the Borrower’s share of improvements to be made to the Pioneer Terminal in New Town, North Dakota. The availability period for draws under the Facility expires on September 30, 2014 and maturity date of the Facility is December 31, 2026. The Facility is secured by a mortgage on a majority of the land owned by the Company in New Town, North Dakota as well as a pledge of the equity owned by the Borrower in Dakota Petroleum Transport Solutions, LLC.

During the availability period, a loan under the Facility bears interest at a rate per annum equal to either (i) nine percent (9%), at any time when the aggregate unpaid principal amounts of the loans outstanding is less than $10 million, or (ii) twelve percent (12%), at any time the aggregate unpaid principal amount of loans outstanding is greater than or equal to $10 million. After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million, or (iii) twelve percent (12%), at any time the aggregate unpaid principal amounts of the loans outstanding is greater than or equal to $10 million. There were no borrowings under the Facility at September 30, 2013.

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

The Company incurred finance costs of $9,783 related to the Credit Agreement, which will be amortized over the term of the notes and included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for the nine and three months ended September 30, 2013 was $3,261 and 2,446, respectively.

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

The income tax benefit for the nine month periods ended September 30, 2013 and 2012 consists of the following:

	Nine Months Ended September 30,
	2013	2012
Current Income Taxes	$(1,042,000)	$3,459

Deferred Income Taxes
Federal	(207,000)	(6,699,000)
State	(33,000)	(670,000)

Total Benefit	$(1,282,000)	$(7,365,541)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the nine month periods ended September 30, 2013 and 2012, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at September 30, 2013 and December 31, 2012, relating to unrecognized benefits

The 2012, 2011, 2010 and 2009 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

As of September 30, 2013 and December 31, 2012, the Company has no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 8).

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

13.	Commitments and Contingencies

Lac-Mégantic, Quebec

On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) with 72 tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM (a crude oil marketing joint venture in which the Company indirectly owns a 50% membership interest) subleased the tank cars involved in the incident from an affiliate of the Company’s joint venture partner. A different affiliate of the Company’s joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS (a crude oil transloading joint venture in which the Company indirectly owns a 50% membership interest) arranged for the transloading of the crude oil for DPM into tank cars at DPTS’s facility in New Town, North Dakota. An affiliate of the Company’s joint venture partner also contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MMA.

In July and August 2013, certain of our subsidiaries, DPTSM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. In addition, the Company, DPTSM and DPTS, along with a number of other third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against the Company.

While the Company and its joint ventures, DPTSM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.

The Company is separately evaluating potential claims that may be asserted against third parties to recover costs and other liabilities that may be incurred as a result of this incident. The Company can provide no guarantee that any such claims, if brought by the Company, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims.

The Company is currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the above proceedings. Accordingly, the Company has not made any provisions for these potential losses in our consolidated financial statements.

14.	Subsequent Events

In connection with preparing the unaudited consolidated financial statements for the nine months ended September 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

Overview

          The Company is an integrated midstream energy company, principally focused on developing and owning transloading facilities, marketing and transporting crude oil and related products within the Williston Basin. It competes through its joint ventures by providing customers with value-added benefits, including a full-service transloading facility, competitive pricing and optimal geographic location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, the Company has a transloading joint venture, a marketing joint venture and a trucking joint venture, each of which is organized in the form of a limited liability company of which it holds a 50% membership interest.

          In November 2009, the Company entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (“DPTS”) (the “transloading joint venture”) in which its wholly owned subsidiary, Dakota Plains Transloading, LLC (“DPT”), owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing DPTS is terminated. In June 2012, that member control agreement was amended to, among other things, extend the term of the agreement to December 31, 2021, which will automatically extend in two-year renewal periods until terminated. In August 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. In June 2013, DPT entered into amendment No. 2 to the amended restated member control agreement which, among other things, extends the initial term of the joint venture until December 31, 2026.

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

          In June 2012, the Company’s wholly owned subsidiary, Dakota Plains Marketing, LLC (“DPM”), entered into an amended and restated member control agreement with Petroleum Transport Solutions, LLC (“PTS”) and DPTS Marketing LLC. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTS Marketing LLC until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated. In August 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. In June 2013, the amended and restated member control agreements for both the marketing joint venture and the transloading joint venture were amended to, in material part, extend the initial term of the respective joint venture until December 31, 2026.

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

          In March 2013, the Company and its joint venture partner, PTS, an indirect wholly owned subsidiary of World Fuel Services Corporation, announced that construction on the Pioneer Project would commence on March 25, 2013. The Pioneer Project will represent a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Project will provide a double loop track that will accommodate two 120 rail car unit trains and will increase the throughput capacity from 30,000 barrels per day to up to 80,000 barrels per day, 180,000 barrels of crude oil storage, a high-speed loading facility that can accommodate 10 rail cars simultaneously, and transfer stations to receive crude oil from local gathering pipelines and trucks. In early October 2013, the first gathering system pipeline was connected to the Pioneer Terminal and began transporting oil in late October 2013 to Pioneer’s 90,000 barrel storage tank.

          Completion of the Pioneer Project is expected in December 2013. Total cost of the project is estimated to be approximately $50 million and will be funded equally by the Company and World Fuel Services Corporation. The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel, and pipe. The Company contributed $10 million to DPTS in the third quarter of 2013 and debt financing has been provided for the Company’s remaining portion of the Pioneer Project cost.

          The Company continues to develop its inbound oilfield products business at the Pioneer Terminal. Construction is currently underway for the $15 million fracturing sand terminal announced with UNIMIN Corporation (“UNIMIN”) in August. Completion of the facility is scheduled for May 2014. The new facility will have a throughput capacity of approximately 750,000 tons per year. The fracturing sand terminal will be composed of 8,000 tons of fixed sand storage, an enclosed transloading facility, twin high-speed truck loadouts, and four ladder tracks. Interim fracturing sand transloading is expected to commence in January 2014, while construction of the permanent facility is underway. The new terminal will supply energy service companies with hydraulic fracturing sands sourced directly from UNIMIN’s newest and largest proppant production facility in Tunnel City, Wisconsin. The fracturing sands will be transported on Canadian Pacific’s rail network. Under the terms of the agreements between the parties, UNIMIN will provide a direct marketing service to oilfield service companies and fund the construction of the four new ladder tracks, sand storage and transloading facility. The Company will provide a land lease to UNIMIN for up to 30 years and will receive monthly lease payments of $10,000 through December 2033, with annual increases of 3% starting January 2016, and DPTS will provide fee-based transloading services.

Current Business Drivers

          As reported by the USGS, the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date for a production plateau is between the years of 2022 to 2024. The U.S. Geological Survey estimated parts of North Dakota may contain as much as 7.4 billion barrels of oil. North Dakota ranks second behind Texas, in terms of production of natural resources, in the United States.

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

          Lack of capacity within the trunk pipelines is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. In the Williston Basin, 61% of crude oil production was being shipped via rail as of August 2013 compared to 46% via rail in August 2012, according to data from the North Dakota Pipeline Authority.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

          The Company experienced a net loss of $2.1 million for the three months ended September 30, 2013 compared to a net income of $0.2 million for the three months ended September 30, 2012. The net loss for the three months ended September 30, 2013 was driven by the loss from the Company’s indirect ownership interest in the marketing joint venture, primarily due to a lower per barrel margin as a result of the significant narrowing of the price spread between Brent and WTI, legal fees and insurance expenses, including deductibles incurred, as a result of the Lac-Mégantic train incident. In addition, general and administrative expenses were higher during this three month period due to increased professional fees, directors’ fees and compensation and employee expenses related to increases in headcount. The Company did realize an increase in income from its indirect ownership interest in the transloading joint venture primarily due to a reduction in professional fees. Net income for the three months ended September 30, 2012 was mainly driven by the higher per barrel margins experienced within the marketing joint venture, as a result of the wider price spread between Brent and WTI.

          General and administrative expenses were $1.9 million for the three months ended September 30, 2013 compared to $0.8 million for the three months ended September 30, 2012. The increase was primarily related to professional fees and compensation and employment expenses, due to an increase in headcount.

          Income from the Company’s indirect investment in the transloading joint venture was $0.6 million for the three months ended September 30, 2013 compared to $0.5 million for the three months ended September 30, 2012. The slight increase was primarily driven by a reduction in professional fees. The transloading joint venture experienced a 19% decrease in barrels transloaded (1.7 million barrels of oil during the three months ended September 30, 2013 compared to 2.1 million barrels of oil during the three months ended September 30, 2012). The narrowing of the spread between Brent and WTI resulted in an increase in oil directed to the pipelines. In addition, due to the narrowing of the spread and the increased competition for the remaining barrels of oil, it was decided to reduce volume until spreads begin to widen. Cost of revenue was higher the three months ended September 30, 2013 due to the decision to maintain current levels of contractor headcount even with decreased volumes. This decision was the result of increasing fourth quarter volumes and an anticipated widening of the spread between Brent and WTI.

          Loss from the Company’s indirect investment in the marketing joint venture was $1.1 million for the three months ended September 30, 2013 compared to income of $1.4 million for the three months ended September 30, 2012. The loss was primarily driven by the significant reduction in the spread between Brent and WTI, competitive pressures, and the legal and insurance expenses associated with the Lac-Mégantic incident. The marketing joint venture experienced an 18% decrease in volume sold (1.9 million barrels of oil during the three months ended September 30, 2013 compared to 2.3 million barrels of oil during the three months ended September 30, 2012). The significant narrowing of the spread between Brent and WTI resulted in an increase of oil being redirected to the pipelines and a conscious decision was made to reduce volumes until spreads begin to widen.

          Income from the Company’s indirect investment in the trucking joint venture was $14,000 for the three months ended September 30, 2013, during which it hauled 1.5 million barrels of oil. The trucking joint venture secured four additional clients in the second quarter, hauling oil to destinations other than New Town, North Dakota. The trucking joint venture commenced operations in September 2012 with 4 trucks and approximately 29,000 total barrels of crude oil hauled for the month.

          The Company recognized rental income of $77,000 for the three months ended September 30, 2013 compared to $51,000 for the three months ended September 30, 2012. The increase in rental income is due to the renegotiations of the lease agreement with Dakota Petroleum Transport Solutions, LLC that stipulate the joint venture pay a higher amount of monthly rent to the Company, due to additional secured acreage.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

          The Company experienced a net loss of $2.1 million for the nine months ended September 30, 2013 compared to a net loss of $12.3 million for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 was driven primarily by the loss from the Company’s indirect ownership interest in the marketing joint venture, as a result of a lower per barrel margin due to the significant narrowing of the Brent to WTI price spread experienced within the second and third quarters of 2013 and the legal and insurance costs and deductibles associated with the Lac-Mégantic train incident. In addition, general and administrative expenses were higher due to the recognition of non-cash expenses related to share issuances to the board of directors and new employees, additional expenses related to employees hired in 2013, and an increase in professional fees. The Company did realize an increase in income from its indirect ownership interest in the transloading joint venture due to increased volume and reduction in professional fees. The net loss realized for the nine months ended September 30, 2012 was primarily driven by the settlement of the embedded derivative, which was recorded as interest expense.

          General and administrative expense was $5.9 million for the nine months ended September 30, 2013 compared to $2.1 million for the nine months ended September 30, 2012. The increase was primarily due to the recognition of non-cash expense related to share issuances to the board of directors and to new employees. In addition, the increase was also driven by the incremental expenses related to employees hired in 2013.

          Income from the Company’s indirect investment in the transloading joint venture was $3.4 million for the nine months ended September 30, 2013 compared to $2.6 million for the nine months ended September 30, 2012. The increase was volume driven as year to date transloaded volume was 6.4 million barrels for the nine months ended September 30, 2013 compared to 5.5 million barrels transloaded for the nine months ended September 30, 2012; a 16% increase. Cost of revenue was also higher due to the increased volume and the higher fee per barrel charged by the new contractor. However, it was offset by the reduction in general and administrative expenses, in particular professional fees.

          Income from the Company’s indirect investment in the marketing joint venture was $1.6 million for the nine months ended September 30, 2013 compared to $9.0 million for the nine months ended September 30, 2012. The marketing joint venture experienced a 24% increase in volume sold during the nine months ended September 30, 2013 (7.0 million barrels of oil) compared to volume sold during the nine months ended September 30, 2012 (5.7 million barrels of oil). The increase in volume sold was offset by lower per barrel margins as a result of significant contraction in the price spread between Brent and WTI during the second and third quarters, in addition to the legal and insurance expenses related to the Lac-Mégantic train incident.

          Income from the Company’s indirect investment in the trucking joint venture was $213,000 for the nine months ended September 30, 2013. During this time period the joint venture hauled 3.9 million barrels of oil and increased its trucking fleet to 23 trucks. The trucking joint venture will continue to haul oil for the marketing joint venture as well as several third parties, which were secured in the second quarter of 2013. The trucking joint venture commenced operations in September 2012 with 4 trucks and approximately 29,000 barrels of crude oil hauled for the month.

          The Company recognized rental income of $272,000 for the nine months ended September 30, 2013 compared to $210,000 for the nine months ended September 30, 2012. The increase in rental income is due to the renegotiations of the lease agreement with Dakota Petroleum Transport Solutions, LLC that stipulate the joint venture pay a higher amount of monthly rent to the Company as a result of additional secured acreage.

Non-GAAP Financial Measures

          The Company defines Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, and (iv) non-cash expenses relating to share based payments recognized under ASC Topic 718. Adjusted EBITDA was $(1.7 million) and $2.3 million for the three and nine months ended September 30, 2013 compared to $1.4 million and $10.0 million for the three and nine months ended September 30, 2012. The decrease in Adjusted EBITDA was related to the reduction in marketing’s per barrel margin that was driven by the narrowing of the price spread between Brent and WTI during the second and third quarter of 2013. In addition, general and administrative expenses were higher primarily due to professional fees and the incremental expenses related to employees hired in 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$(2,057,763)	$171,658	$(2,062,668)	$(12,342,679)
Add Back:
Income Tax Provision (Benefit)	(1,266,000)	105,474	(1,282,000)	(7,365,541)
Depreciation and Amortization	47,065	41,378	131,923	123,935
Share Based Compensation - Employees and Directors	571,398	175,685	2,430,665	373,960
Share Based Compensation - Consultants	55,722	—	280,714	—
Interest Expense	970,962	893,891	2,762,175	29,219,829
Adjusted EBITDA	$(1,678,616)	$1,388,086	$2,260,809	$10,009,504

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

Liquidity and Capital Resources

          The Company’s principal sources of liquidity are cash and cash equivalents, cash distributions generated from its joint ventures, and the Company’s additional financing capacity, which is dependent upon capital and credit market conditions and its financial performance. In April and June 2013, the Company received priority cash distributions from its marketing joint venture in the amounts of $1.8 million and $1.1 million, respectively. In September 2013, the Company received a $1.1 million distribution related to the marketing joint venture’s preferred dividend. The Company reactivated the monthly priority cash distribution from the transloading joint venture in September 2013, with the receipt of a $0.4 million distribution. The short and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin fields. The Company is currently expanding the existing transloading facility to meet the logistical and storage needs of future transloading arrangements including the recently announced UNIMIN Corporation fracturing sand storage and transloading facility, which began construction in the third quarter, at the Company’s Pioneer Terminal in New Town, North Dakota. The Company has secured financing to fund its portion of the Pioneer Project.

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

          Cash Flows Used in Operating Activities

          Net cash used in operating activities totaled $5.8 million and $2.4 million for the nine months ended September 30, 2013, and 2012, respectively, or an increase of cash used of approximately $3.4 million. The primary reason for the increase in cash used in operating activities was the increase in cash general and administrative expenses of $1.3 million, cash paid for interest expense of $1.5 million, and an increase in working capital assets of $0.5 million in the nine months ended September 30, 2013.

          Cash Flows Provided by Investing Activities

          Net cash provided by investing activities totaled $4.5 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $3.4 million primarily relates to the priority cash distributions and preferred dividend received from DPTS Marketing LLC, which were the first distributions received from the joint venture. The increase in cash received from the marketing joint venture was partially offset by a $0.5 million decrease in priority cash distributions received from the transloading joint venture. The Company also received a distribution from DPTS Marketing LLC in the amount of $10 million, which was immediately invested as a capital contribution to Dakota Petroleum Transport Solutions, LLC.

          Cash Flows Used in Financing Activities

          Cash flows used in financing activities for the nine months ended September 30, 2013 were $0.6 million compared to cash flows provided by financing activities totaling $0 for the nine months ended September 30, 2012. The $0.6 million were the cash outflows related to the Company’s issuance of net shares to the board of directors and an executive officer.

          Transloading Joint Venture Distributions

          The transloading joint venture may distribute, and historically has distributed, a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. Beginning in April 2012, the transloading joint venture temporarily suspended its regular distributions to conserve capital in order to fund the initial stages of the Pioneer Project. In June 2013 the transloading joint venture set a Pioneer Project Reserve of $10.7 million for the purpose of funding the Pioneer Project. In addition, $2.5 million would be retained at the end of each calendar month in order to pay third party expenses and/or member transaction payments. Any balance in excess of the $2.5 million would be equally paid to the joint venture members in the form of a monthly priority cash distribution. Monthly priority cash distributions restarted in the third quarter of 2013.

          Marketing Joint Venture Distributions

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution of $20 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture made its first cash distribution in April 2013. In August 2013, the marketing joint venture made a distribution to each of its members in the amount of $10 million, which was immediately invested as capital contributions to Dakota Petroleum Transport Solutions, LLC in order to increase the funds available for the Pioneer Project.

          Trucking Joint Venture Distributions

          The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. The trucking joint venture initiated its operations in early September 2012 and has made a cash distribution related to tax, as of September 30, 2013.

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

          As described in Note 13 to the Financial Statements – Commitments and Contingencies – Lac-Mégantic, Quebec, various lawsuits have been filed against us and other third parties related to the Lac-Mégantic incident. In July and August 2013, certain of our subsidiaries, our joint ventures DPTSM and DPTS, along with a number of third parties, including Montreal, Maine and Atlantic Railway (“MMA”) and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in the Circuit Court of Cook County, Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. On August 29, 2013 and September 3, 2013, the actions were removed to the United States District Court for the Northern District of Illinois (the “IL District Court”). On September 18 and 19, 2013, orders were entered reassigning the actions (other than one action that was remanded to state court prior to reassignment and another that was voluntarily dismissed by the plaintiffs) before a single judge in the IL District Court. Plaintiffs subsequently filed a motion to have these actions remanded to state court, which motion is currently pending before the IL District Court. In addition, on September 11, 2013, a motion was filed in the United States District Court for the District of Maine (where MMA’s bankruptcy is pending) to transfer all of these actions to that court. This motion is currently pending. We believe these claims against certain of our subsidiaries, DPTSM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

          In July and August 2013, we, DPTSM and DPTS, along with a number of other third parties, including Canadian Pacific Railway (“CPR”), MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. We believe these claims against us and our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

          As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board and the Department of Justice Canada are conducting investigations into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

          Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

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

          On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) with 72 tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM, a crude oil marketing joint venture in which we indirectly own a 50% membership interest, subleased the tank cars involved in the incident from an affiliate of our joint venture partner. A different affiliate of our joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS, a crude oil transloading joint venture in which we also indirectly own a 50% membership interest, arranged for the transloading of the crude oil for DPTSM into tank cars at DPTS’s facility in New Town, North Dakota. An affiliate of our joint venture partner also contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MMA.

          We, certain of our subsidiaries, DPTSM and DPTS, along with a number of third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in lawsuits and proceedings related to the incident. For a more detailed discussion of these proceedings, see “Legal Proceedings” under Part II - Item 1 of this Form 10-Q.

          As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board and the Department of Justice Canada are conducting investigations into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

          Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us. The adverse resolution of any proceedings related to these events could subject us and/or DPM or DPTS to monetary damages, fines and other costs, which could have a negative and material impact on our business, prospects, results of operations and financial condition.

          While we and our joint ventures, DPTSM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.

          We are also evaluating potential claims that we may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident. We can provide no guarantee that any such claims, if brought by us, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. Any losses not covered by insurance or otherwise not recoverable from third parties, if significant, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

          The train derailment in Lac-Mégantic may result in increased governmental regulation of shipments of crude oil and other fuel products, which may lead to additional costs.

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

Date:	November 12, 2013	DAKOTA PLAINS HOLDINGS, INC.

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