Form 10-K
period 2013-12-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2014-03-14
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $115,312,039, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 14, 2014, the registrant had 54,924,403 shares of common stock issued and outstanding.

Documents Incorporated By Reference

          Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

i

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

ii

PART I

Item 1.	Business

BUSINESS

Overview

          Dakota Plains Holdings, Inc. (our “Company”) is principally focused on developing and owning crude oil and related product transloading facilities, and the marketing and transporting of crude oil originating within the Williston Basin of North Dakota and Montana. Our Company competes though its three joint ventures by providing customers with value-added benefits, including a full-service transloading facility, competitive pricing and an optimal geographic location that is centrally located in Mountrail County, North Dakota. Through our wholly owned subsidiaries, we participate in a joint venture that markets crude oil purchased at the wellhead, a joint venture that transloads crude oil into rail cars at a facility we own in New Town, North Dakota, and a joint venture that transports crude oil by road through its shared trucking fleet, each of which is organized in the form of a limited liability company in which our subsidiaries own a 50% interest. Below is an organizational chart of our Company.

          Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, we have adopted a crude by rail model. According to the North Dakota Pipeline Authority, as of December 2013 the crude by rail industry was handling approximately 73% of the total takeaway, up from approximately 64% as of December 2012. Current pipeline constraints are limiting the amount of crude takeaway from the Bakken oil fields. As such, rail transloading facilities are necessary to efficiently capture an increasing demand for transportation of supplies and product to and from the oil fields. Based on our expectations for increases in demand, we have initiated and recently completed investments in alternative means to support the loading, marketing and transporting of crude oil and related products to and from the Bakken oil fields, including the recent completion of the Pioneer Terminal.

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

          As of March 23, 2012, Dakota Plains, Inc., the surviving corporation from the Initial Merger and then a wholly owned subsidiary of our Company, merged with and into MCT Holding Corporation (the “Second Merger”). Pursuant to the plan of merger governing the Second Merger, we changed our name from “MCT Holding Corporation” to “Dakota Plains Holdings, Inc.”

Crude Oil Transloading Business Segment

          In 2009, we completed the acquisition and build-out of our New Town, North Dakota transloading facility, which is fully operational and consists of four rail tracks situated on approximately 27.46 acres serviced by Soo Line Railroad Company, doing business as Canadian Pacific. We extended the lengths of the rail tracks during 2010 and completed excavation and grading sufficient to allow for the construction of two additional rail tracks. We then completed the construction of the third and fourth tracks in the summer of 2011. In December 2011 and 2012, we acquired an additional 40 acres and 124 acres of property adjacent to the existing facility, respectively. We now own approximately 192 contiguous acres in New Town, North Dakota accessible by rail.

          In March 2013, we and our joint venture partner, Petroleum Transport Solutions, LLC (“PTS”), an indirect wholly owned subsidiary of World Fuel Services Corporation (“WFS”), announced that construction on the Pioneer Terminal would commence on March 25, 2013. The Pioneer Terminal represents a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Terminal provides two 8,300 foot loop tracks that can accommodate two 120 rail car unit trains and increases the throughput capacity from 30,000 barrels per day to up to 80,000 barrels per day, 180,000 barrels of crude oil storage, a high-speed loading facility that accommodates 10 rail cars simultaneously, and transfer stations to receive crude oil from local gathering pipelines and trucks. In early October 2013, the first gathering system pipeline was connected to the Pioneer Terminal and began transporting crude oil in late October 2013 to its 90,000 barrel storage tank.

          The Pioneer Terminal was commissioned in December 2013 and began loading cars and sending trains in January 2014. It logged over 120,000 work hours without a lost time incident and was completed on time and under budget. The total cost of the project was approximately $50 million and funded equally by our Company and WFS. Our 50% share of the cost was funded with approximately $15.5 million cash on hand, $7.5 million credit facility draw down, and the remaining $2.0 million balance will be drawn down from the credit facility during the first quarter of 2014.

          The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel and pipe.

New Town Facility

          Our facility is centrally located in Mountrail County, North Dakota, which continues to experience robust drilling activity in the Williston Basin. The facility transloaded approximately 8.6 million barrels of crude oil in 2013, a 13% increase over 2012 transloaded volume, which translated into approximately 12,700 rail tank cars and approximately 41,000 truck semi-loads. In 2013, our facility experienced a daily average volume of approximately 23,600 barrels of crude oil transloaded, compared to a daily average volume of approximately 20,800 barrels in 2012; a 14% increase in daily transloaded volume.

          New Town is centrally located in the heart of the Parshall Oil Field in Mountrail County, North Dakota. Our property provides easy access to the railway via a spur that Canadian Pacific has constructed. The facility became fully operational in 2009 and currently includes the following features:

•	Private spur connecting the property to the Canadian Pacific Railway;

•

192 acre site with two 8,300 foot loop tracks each capable of 120 car unit trains, 180,000 barrels of crude oil storage, a high speed loading facility that can accommodate 10 rail cars simultaneously, and transfer stations to receive crude oil from local gathering pipelines and trucks;

•	Four fully operational rail lines, each of which can service 40 cars (collectively 160 rail cars with capacity for approximately 100,000 barrels of crude oil) at any time;

•	Fully enclosed electrical system between the existing tracks to provide maximum flexibility when powering transloading equipment; and

•	72 acres of industrial zoned land within the double loop tracks which would provide the option to add storage, or various industrial use(s) to the facility at any time.

          The facility also can accommodate significant storage of tanker-trucks, drilling equipment and other oil exploration equipment. We continue to conceptualize future stages of expansion of the facility, which will be designed to increase tanker car traffic on-site. We also continue to develop our inbound oilfield products business at the Pioneer Terminal. Construction is currently underway for a $15 million fracturing sand terminal (“Sand Terminal”) announced with UNIMIN Corporation (“UNIMIN”) in August 2013. Completion of the Sand Terminal is scheduled for May 2014. It will have a throughput capacity of approximately 750,000 tons per year, and will be composed of 8,000 tons of fixed sand storage, an enclosed transloading facility, twin high-speed truck loadouts, and four ladder tracks. We expect to begin transloading fracturing sand in March 2014, while construction of the permanent facility is underway. The new Sand Terminal will supply energy service companies with hydraulic fracturing sands sourced directly from UNIMIN’s newest and largest proppant production facility in Tunnel City, Wisconsin. The fracturing sands will be transported on Canadian Pacific’s rail network. Under terms of the agreements between the parties, UNIMIN will provide a direct marketing service to oilfield service companies and fund the construction of the four new ladder tracks, as well as sand storage and transloading facility. We have provided a land lease to UNIMIN for up to 30 years and will receive monthly lease payments of $10,000 through December 2023, with annual increases of 3% starting January 2016. Dakota Petroleum Transport Solutions, LLC (“DPTS”) (the “transloading joint venture”), will provide fee-based transloading services at the Sand Terminal.

          Oil well operators currently are hauling crude oil via semi-truck as far as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at significant additional cost compared to the services offered by our facility. In December 2013, North Dakota produced 923,000 barrels of crude oil per day. We estimate crude oil production within approximately a 75 mile radius of our facility to represent 80% of the volume, or over 738,000 barrels per day.

          New Town is located at the entrance to a large peninsula in the heart of the Parshall Oil Field, and our facility straddles the only road providing access to and from the peninsula. One of the geographic advantages to our site is the Highway 23, Four Bears Bridge. The bridge represents the only means to cross Lake Sakakawea for approximately 90 miles in either direction. The peninsula is approximately 150 square miles of land with 168 spacing units due to their water access to Lake Sakakawea. One spacing unit is the equivalent of one square mile and has the expectation for 12 to 16 wells. 168 spacing units would equate to over 2,000 wells.

Transloading Joint Venture

          In November 2009, we entered into a joint venture with PTS pursuant to which we acquired 50% of the outstanding ownership interests of a newly formed entity, DPTS and PTS acquired the remaining 50% ownership interest.

          Each of the members of DPTS was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding at December 31, 2013.

          In August, 2013, the Board of Governors of DPTS Marketing LLC (“DPTSM”) authorized a distribution to each member simultaneously in the amount of $10 million, which was used by its members to fund capital contributions to DPTS.

          As part of the joint venture agreement, we own the transloading facility and certain equipment acquired and lease the property to DPTS.

          Under provisions of the member control agreement the profits and losses of DPTS are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are also paid pro rata based on the number of member units outstanding.

          In December 2011, Dakota Plains transferred all of its assets and liabilities, excluding its equity interest in its wholly owned subsidiaries and its real property, to Dakota Plains Transloading, LLC (“DPT”). DPT is a wholly owned subsidiary of our Company that was formed in August 2011. The purpose of DPT is to participate in the ownership and operation of the transloading facility near New Town, North Dakota through which producers, transporters and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

          On June 1, 2012, DPT entered into an amended and restated member control agreement with DPTS and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendments and supplements, extended the initial term through December 31, 2021 and provided for the initial term to automatically extend in two year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the parties further amended the amended and restated member control agreement to, among other things, extend the initial term through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement that, among other things, named DPT as the Facility Management Member. In September 2013, we hired a full time terminal manager, in addition to hiring a director of operations and an operations manager in March 2013. A third party, Strobel Starostka Transfer, was hired in September 2012, and will continue to handle the operations at the facility but will now report directly to us.

          Due to the Second Amended and Restated Member Control Agreement, we accounted for the joint venture using the equity method of accounting through the end of business on December 31, 2013. Our share of income from the joint venture is included in other income on the consolidated statements of operations for all periods presented. We recorded an equity method investment in DPTS on our consolidated balance sheet as of December 31, 2012.

          As the Facility Management Member, DPT will act as manager of the transloading facility and will coordinate and manage the day to day operations of the transloading facility. DPT will be reimbursed on a monthly basis for costs associated with the Facility Management Activities as approved by the board of governors. Beginning in January 2014, $12,500 per month shall be paid to DPT in order to defray expenses related to the employment of the Chief Operating Officer of our Company, in recognition of his contribution to the Facility Management Activities.

          PTS will continue to provide an amount of rail cars sufficient for DPTS to be able to service the transloading facility at a throughput volume of 10,000 barrels per day for which PTS charged DPTS $33,750 per month. Beginning in July 2011 and continuing through the term of the Second Amended and Restated Member Control Agreement, DPTSM assumed the railcar leasing liability. PTS will also continue to coordinate and manage all accounting and bookkeeping functions in connection with the operation of the transloading facility. DPTS paid a monthly accounting fee of $2,800 through October 2011 and $5,000 per month through December 31, 2013. Pursuant to the written action dated December 31, 2013, the annual accounting fee will be $190,000 for the year ending December 31, 2014. Finally, PTS will continue to coordinate and manage the trucking and rail logistics for the transloading facility, including the scheduling and monitoring of trains and trucks arriving to and departing from the transloading facility. After payment of these various fees, including the rental fee to DPT and other monthly operating expenses, DPT shares all profits equally with PTS.

          The transloading joint venture also requires that PTS and DPT assist the transloading joint venture through their respective contacts with producers, marketers, transporters, refiners and other end-users. The marketing joint venture was the sole client of DPTS in 2013. However, in January 2014, DPTS began transloading third party crude oil in order to supplement joint venture marketed volumes. Going forward the Pioneer Terminal will be able to receive increased third party volumes.

          Under the terms of the joint venture agreement, PTS, our Company and all affiliates are restricted from participating as an owner, investor, manager or consultant in any crude oil transloading facility, anywhere in North Dakota, except through our transloading joint venture. We will continue to review and analyze other opportunities in order to expand our footprint within the Williston Basin’s crude oil market. We believe the vertical integration of this business line has the potential to provide for substantial profits as we continue to develop the business.

Crude Oil Marketing Business Segment

          Our marketing business segment is comprised of our wholly owned subsidiary, Dakota Plains Marketing, LLC (“DPM”). In April 2011, DPM entered into a joint venture with PTS pursuant to which DPM acquired 50% of the outstanding ownership interests of a newly formed entity, DPTSM and PTS acquired the remaining 50% ownership interest. The marketing joint venture was formed to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities.

          Each of the members of DPTSM was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding at December 31, 2013.

          Each of the members of DPTSM was also required to make an initial Member Preferred Contribution of $10 million to support the trading activities of the marketing joint venture. We made our Member Preferred Contribution on May 11, 2011. Upon written agreement of all the members, the members may make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return is payable in cash on a quarterly basis subject cash availability. DPM received a payment of $1.1 million related to the cumulative preferred return in September 2013. The payment represented the cumulative preferred return from the date of the initial $10 million contribution through June 30, 2013.

          DPTSM commenced operations in May 2011. Under provisions of the member control agreement the profits and losses of DPTSM are allocated in proportion to the number of member units held by each member, or 50/50. Distributions from the marketing joint venture are also payable pro rata based on the number of member units held by each member. DPM had not received any priority cash distribution payments from DPTSM prior to 2013 but received payments totaling $2.9 million during the year ended December 31, 2013. On August 30, 2013 DPTSM also made a distribution to each member simultaneously in the amount of $10 million, which was subsequently used by its members to fund capital contributions to DPTS.

          On June 1, 2012, DPM entered into an amended and restated member control agreement with DPTSM and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendment and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, they subsequently amended the amended and restated member control agreement to extend the initial term through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement that, among other things, increased the operating and accounting fees paid to the Trading Member and amended the limitations on its Trading Activities.

          In the context of the petroleum industry, “marketing” is the process of purchasing crude oil from the wellhead, or in the “field” and delivering it to the refinery. The marketing joint venture began purchasing crude oil in July 2011 and ended that month with 56,192 barrels purchased. The marketing joint venture sold 9.4 million barrels of crude oil in 2013 compared to 7.7 million barrels of crude oil sold in 2012; a 22% increase. Average daily barrels sold in 2013 were approximately 25,800 barrels compared to 21,050 barrels in 2012.

          Under the marketing joint venture’s member control agreement, PTS has agreed to manage the marketing of crude oil on behalf of the marketing joint venture. DPM shares expenses and profits equally with PTS after payment by the marketing joint venture of a per barrel trading and accounting fee to PTS. It is anticipated that the production marketed through the agreement will be hedged against fluctuations in commodity prices. Although we believe these hedges will substantially mitigate the market risks associated with the marketing of crude oil, there can be no assurances that these hedges will be effective.

Trucking Business Segment

          In August 2012, we, through our wholly owned subsidiary Dakota Plains Trucking, LLC, entered into a joint venture with JPND II, LLC (“JPND”). We and JPND each own 50% of the outstanding member units of the joint venture, Dakota Plains Services, LLC (“DPS”). DPS engages in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time.

          JPND made an initial capital contribution of approximately $650,000 to DPS. Dakota Plains Trucking, LLC was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding at December 31, 2013.

          The member control agreement of DPS includes a provision that JPND will receive all distributions from the trucking joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split in proportion to the number of units held by each member after JPND has received distributions equal to its capital contribution. Dakota Plains Trucking, LLC received a tax distribution from DPS in June 2013. Under provisions of the member control agreement, the profits and losses of DPS are allocated in proportion to the number of member units outstanding.

          In September 2012, DPS entered into a master service agreement with DPTSM. The initial term of the agreement will last until December 31, 2021, unless earlier terminated.

          As part of the master service agreement, DPTSM agreed to provide DPS with certain minimum monthly volumes, which are based on the Volume Freely Transported (“VFT”) of DPTSM. VFT is the volume of crude oil transported by road or on behalf of DPTSM (excluding any volume required to be transported by a third party at the explicit direction of a producer or marketer), calculated by daily volume.

          The minimum monthly volumes are calculated as follows:

(i)	when VFT is 17,000 barrels per day or lower, the lesser of 70% of VFT and 8,000 barrels per day; or

(ii)	when VFT is greater than 14,000 barrels per day, 70% VFT.

          DPS commenced operations in September 2012 and ended the year transporting approximately 400,000 barrels of crude oil or approximately 3,200 barrels a day. In 2013, DPS transported approximately 5.7 million barrels of crude oil for a daily average of approximately 15,500 barrels. The trucking joint venture will continue to haul crude oil for DPTSM as well as several third party customers. As of December 31, 2013, DPS had 27 trucks and 55 drivers.

          The initial term of the trucking joint venture runs until December 31, 2021, and the term will automatically extend in two year renewal periods unless and until terminated.

Gathering System Opportunity

          In addition to the transloading, marketing and trucking joint ventures, we are constantly pursuing and considering other opportunities relating to the transportation of crude oil and related products within the Williston Basin. We anticipate investing in other ventures and assets in addition to our current joint venture businesses. In particular, we have been approached by several third parties interested in constructing a feeder pipeline, also known as a gathering system, to transport crude oil from wells directly to our facility. A gathering system would allow us and our businesses to captivate a significant volume of crude oil for our facility because we anticipate it would be more cost-effective to transport crude oil through a gathering system pipeline than utilizing semi-truck tankers. In October 2013, a gathering pipeline was placed into service and provides approximately 5,000 barrels per day of crude oil to the Pioneer Terminal. We are currently in discussions with several midstream firms in order to secure additional gathering lines into the Pioneer Terminal.

          Gathering systems require onsite storage tanks. We believe the recent construction of our two 90,000 barrel storage tanks will provide three primary benefits:

•	Increased consistency of delivery timing and significantly reduced risk of weather impacting our ability to operate the facility;

•	Increased demand for use of the facility by parties considering gathering systems to enter the facility and trunk pipelines exiting the facility; and

•	Increased opportunity to capitalize upon short-term market conditions and other marketing opportunities.

Our Company’s Strengths

Low Overhead Business Model

          The transloading, marketing, and trucking businesses are structured in a manner that minimizes overhead and leverages the experience and expertise of third parties to identify and develop appropriate opportunities. We believe that most operational responsibilities can be handled by our current officers and through our joint ventures with PTS and JPND, as well as the use of outside consultants.

Strategically Located

          According to the US Geological Survey, or “USGS,” the Bakken Shale play in North Dakota and Montana has an estimated 3.0 to 4.3 billion barrels of undiscovered, technically recoverable crude oil. The Bakken Formation estimate is larger than all other current USGS crude oil assessments of the lower 48 states and is the largest “continuous” crude oil accumulation ever assessed by the USGS. The North Dakota Industrial Commission (“NDIC”) Department of Mineral Resources reports that December 2013 daily crude oil production approximated 923,000 barrels, compared to approximately 769,000 barrels in December 2012, a 20% increase. In addition, in December 2013 there were 10,042 producing wells as compared to 8,224 producing wells in December 2012, a 22% increase. There were also 185 wells being drilled with 119 well completions and approximately 635 wells waiting on completion services, at the end of December 2013. The NDIC also reports that drilling permit activity was up in December 2013 and continues to be strong as operators begin late winter operations and plan for multi well pad drilling during the spring melt.

          Every horizontal drilling rig and well site in the Bakken consumes numerous railcars of inbound products each month. On average, approximately 40 railcars of materials are required to drill and complete a well. With several thousand drilling locations within 15 miles of our facility, we believe we have the opportunity to steadily grow our business from within and the flexibility to constantly pursue accretive investment opportunities. We anticipate investing in other ventures and assets in addition to our expanded facility, which will allow us to capture more volume from operators and marketers by making their crude oil transportation more cost-effective. In the current price environment, rail is approximately four times more fuel efficient than trucks.

Significant Volume Growth

          We believe that our deep market knowledge and strategic position will enable it to benefit from growth opportunities in the Bakken transloading market by increasing current volumes of business with existing clients and building new relationships with leading local producers. As such, the recent completion of the Pioneer Terminal will enable us to market its increased capacity accordingly.

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

Our Customers

          All income generated from the transloading joint venture originates from DPTSM. The facility transloaded approximately 8.6 million barrels of crude oil in 2013; a 13% increase from 2012 volume. Under the amended and restated member control agreement with PTS and DPTS Marketing LLC, the initial term of DPTS Marketing LLC lasts until December 31, 2026 and the term will automatically extend in one-year renewal periods unless and until terminated. In January 2014, DPTS began transloading for a third party and in February signed a six month contract to transload for a third party producer.

Competition

          The transportation industry is highly competitive. In mid-2012, companies began acquiring and finalized construction of transloading facilities in order to compete with our Company. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. According to the North Dakota Pipeline Authority, in December 2013 crude by rail accounted for 73% of the total takeaway, up from approximately 64% as of December 2012. We intend to initially focus on transporting crude oil through the Canadian Pacific system and compete directly with other parties transporting crude oil using Canadian Pacific, the Burlington Northern Railway, various trucking and similar concerns, the Enbridge and Tesoro pipelines and various other pipelines that are constructed and operated in North Dakota.

          Sixteen crude by rail sites are currently operational, however only fourteen terminals are currently capable of accepting and originating unit trains. By definition a unit train carries only one commodity and consists of between 81-120 tank cars. The fourteen terminals have an aggregate daily take away volume of 1.1 million barrels, with on-site storage of approximately 4.0 million barrels. The Bakken Oil Express in Dickinson, Savage Companies in Trenton, and Crestwood in Epping are three of the largest facilities currently operational. At full capacity, we believe their sites represent an additional 0.4 million barrels per day in consistent take away volume. The facilities also represent approximately 1.8 million barrels in on-site storage. Bakken Oil Express, the largest player as of December 2013, is capable of moving approximately 0.2 million barrels per day with 0.5 million barrels in on-site storage. With Hess and EOG handling a majority of their own crude oil and due to the distances between New Town and the Crestwood (Crestwood in Epping is the closest of the three to New Town and is approximately 85 miles away), Savage and Bakken Oil Express sites, Plains All American is the closest competitor and has .065 million barrels of take away capacity and 0.3 million barrels on site storage. US Development built the crude by rail facility in Van Hook, Mountrail County. US Development was acquired by Plains All American in December 2012. The wells we are targeting are all within the peninsula or within a thirty mile radius outside the peninsula. The various crude by rail sites intensify the competitive landscape. However, we expect the recently constructed Pioneer Terminal to provide a total solution, which will allow us to be competitive and capture as much of the volume in the target geography.

          Crude by rail also competes with pipeline infrastructure. The existing North Dakota and Montana Williston Basin pipeline infrastructure is capable of handling approximately 583,000 barrels per day. The pipelines incorporated in this estimate are owned by Enbridge, Tesoro and True Companies (Butte Pipeline). In December 2013, the North Dakota Pipeline Authority reported that 20% of the Williston Basin crude oil transport was via pipeline, with an incremental 6% going through Tesoro’s system. Of the total North Dakota production, estimated to have been approximately 923,000 barrels per day for December 2013, for an aggregate pipeline infrastructure utilization of 185,000 barrels per day for the same period. While pipeline projects continue to be contemplated, the end of 2013 experienced only one pipeline, the Enbridge Mainline North Dakota increased capacity in 2013, from 25,000 barrels at the end of 2012 to 145,000 barrels in 2013. The following pipelines are expected to either increase capacity or initiate operations in 2014; The Butte Loop at a capacity of 110,000 barrels, Plains Bakken North at a capacity of 40,000 and Hiland Partners Double H Pipeline at a capacity of 100,000 barrels. With the planned increase in capacity in 2014, 2013 still experienced an underutilization of the existing pipeline infrastructure.

          Additionally, other transportation companies may compete with us from time to time in obtaining capital from investors or in funding joint ventures with our prospective partners. Competitors include a variety of potential investors and larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, it may have a material adverse effect on our results of operation and financial condition.

Regulatory and Compliance Matters

          Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures required to comply with these regulations with respect to our equipment, vehicles and machinery. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, permit requirements or concerns regarding emissions and other forms of pollution could inhibit our ability to build facilities in strategic locations necessary to facilitate growth and increase the efficiency of our operations. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by our subsidiaries. An accidental release of hazardous materials could result in a significant loss of life and extensive property damage which was experienced as a result of the July 6, 2013 Lac Mégantic incident. Insurance premiums charged for coverages we currently maintain at the joint ventures have increased dramatically as a result of the incident. We could possibly incur significant expenses to investigate and remediate environmental contamination and maintain compliance with licensing or permitting requirements related to the foregoing, any of which could adversely affect our operating results, financial condition or liquidity.

Employees

          We currently have eight full time employees but may hire additional employees to support the growth of the business. We believe that most operational responsibilities can be handled by our current employees and through our joint ventures with PTS and JPND, as well as the use of independent consultants. We are using and will continue to use the services of independent consultants and contractors to perform various professional services and believe that this use of third-party service providers enhances its ability to minimize general and administrative expenses.

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

          Our successor, Dakota Plains Transport, Inc., was incorporated under the laws of Nevada on November 13, 2008. We are engaged in the business of developing a transloading facility and other means to support the loading, trucking, marketing and transporting of crude oil and related products from and into the North Dakota Williston Basin. We have limited operating history for you to consider in evaluating our business and prospects. As such, it is difficult for potential investors to evaluate our business.

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

          Our business has initially focused on a single rail car transloading facility in New Town, North Dakota. Since inception, we have focused solely on generating income through transloading at the facility. We are now generating income from our marketing and trucking joint venture. We intend to continue to pursue additional business lines, including the transporting and storage of fracturing sand and other drilling-related products from and into the Williston Basin. Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability of real property and other assets required to allow us to load, market and transport crude oil and related products.

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

          Our ability to successfully operate our transloading, marketing and trucking joint ventures depends on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable business arrangements and to consummate transactions in a highly competitive environment. These relationships are subject to change and may impair our ability to grow.

          We are dependent on independent third parties to provide a percentage of trucking and all rail and transloading services and to report certain events to us including delivery information. We may not own or control all the transportation assets that deliver our customer’s products and we do not expect to employ the people directly involved in transloading products.

          We entered into the transloading joint venture with PTS, a subsidiary of Western Petroleum Company of Plymouth, Minnesota, in November 2009. Western Petroleum Company was subsequently purchased by WFS in October 2010. In April 2011, our wholly owned subsidiary, DPM, entered into the marketing joint venture with PTS pursuant to which DPM acquired 50% of the outstanding ownership interests of the marketing joint venture and PTS acquired the remaining 50% ownership interest. Because the transloading and marketing joint ventures are currently our primary means for generating income in addition to our trucking joint venture, we are highly dependent on the personnel and resources of PTS to successfully execute our business plan. In August 2012, our wholly owned subsidiary Dakota Plains Trucking, LLC, entered into the trucking joint venture with JPND. Dakota Plains Trucking, LLC and JPND each own 50% of the outstanding member units of the trucking joint venture, Dakota Plains Services, LLC. Our ability to successfully maintain our relationships with PTS and JPND depends on a variety of factors, many of which will be entirely outside our control. We may not be able to establish these and other strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

          The transportation industry is highly competitive. Per the Association of American Railroads December 2013 Moving Crude Oil by Rail report, in 2008, U.S. Class I railroads originated 9,500 carloads of crude oil. In 2012, Class I railroads originated nearly 234,000 carloads and in 2013 has estimated to originate approximately 400,000 carloads. According to rail industry statistics, in 2008, a train of 100 tankers full of crude oil departed a terminal in North Dakota once every four days. By 2013, a unit train was departing every 2.5 hours. As a result of the increase in crude oil moved via rail, other companies have recently acquired and constructed transloading facilities to compete with our Company. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. We intend initially to focus on transporting crude oil through the Canadian Pacific system. We will also compete directly with other parties transporting crude oil using Canadian Pacific, the Burlington Northern Railway, various trucking and similar concerns, the Enbridge, Tesoro and Butte pipelines and any other pipelines that are constructed and operated in North Dakota. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to them could have an adverse effect on our results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by our customers could result in loss of business to competitors. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services.

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

We may be subject to claims, costs and liabilities as a result of events resulting from the transportation of crude oil by or on behalf of our subsidiaries or equity method investees.

          Each of our joint ventures is involved in a portion of the transportation of crude oil from the wellhead to refineries. We and our subsidiaries may be subject to claims, costs and liabilities relating to events that may occur while the crude oil is en route to its destination. Such claims, costs and liabilities may result from actions of third parties outside our control and may include releases of crude oil and resulting environmental liabilities and damage to property, injury or loss of life resulting from exposure or ignition of crude oil in transit. For example, an affiliate of PTS purchases crude oil from various producers in the Bakken formation in North Dakota for the economic benefit of DPTSM. Strobel Starostka Transfer, LLC (“SST”) transloads crude oil into railcars under contract with DPTS, at our New Town, North Dakota facility. Prairie Field Services, an affiliate of JPND II, LLC, operates a truck fleet on behalf of Dakota Plains Services, LLC. In addition, we, our subsidiaries, and their affiliates contract from time to time with additional third parties in connection with the transportation of crude oil, including arrangements with third party rail carriers, road transportation providers, and railcar leasing companies.

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

          As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board is conducting an investigation into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

          Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us. The adverse resolution of any proceedings related to these events could subject us and/or DPTSM or DPTS to monetary damages, fines and other costs, which could have a negative and material impact on our business, prospects, results of operations and financial condition.

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

          We rely in part on rail shipments to move crude oil and other fuel products in both the United States and Canada. The accident in Lac-Mégantic and its aftermath has led and could lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the tanker-cars that transport these products. We cannot predict with any certainty what form any additional regulation or limitations would take. Any increased regulation that arises out of this incident could result in higher operating costs, which could adversely affect our operating results.

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

          Future arrangements with other crude oil marketing firms and operators will require us to expand our facility to meet the logistical and storage needs that accompany larger throughput commitments. Any additional capital raised through the sale of equity may dilute the ownership percentage of our shareholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. Given the attractive return profiles of our potential customer arrangements, we expect that any additional capital required to fulfill our transloading commitments would be funded through one or more type of debt instruments. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect. Any debt financing we obtain could require us to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions or other investments.

          Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil industry in particular), our status as a relatively new enterprise without a significant demonstrated operating history, the single location near New Town, North Dakota that we are initially operating (which limits our ability to diversify our activities) and/or the loss of key management. Further, if crude oil prices or the commodities markets experience significant volatility or stagnation, such market conditions will likely adversely impact our income by decreasing demand for our services and simultaneously increasing our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our income from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

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

          Our strategy envisions continued expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

          Our future success will depend initially on our success in managing the Pioneer Terminal. We will be almost entirely dependent on the demand to transport crude oil from wells in relatively close proximity to New Town, North Dakota.

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

Demand for crude oil is subject to factors beyond our control, which may adversely affect our operating results. Changes in the global economy, changes in the ability of our customers to access equity or credit markets and volatility in crude oil prices could impact our customers’ spending levels and our revenues and operating results.

          The past slowdown in global economic growth and recession in the developed economies resulted in reduced demand for crude oil, increased spare productive capacity and lower energy prices. Weakness or deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results. Incremental weakness in global economic activity will reduce demand for crude oil and result in lower crude oil prices. Incremental strength in global economic activity will create more demand for crude oil and support higher crude oil prices. In addition, demand for crude oil could be impacted by environmental regulation, including “cap and trade” legislation, carbon taxes and the cost for carbon capture and sequestration related regulations.

          Volatility in crude oil prices can also impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Expectations about future prices and price volatility are important for determining future spending levels.

          Lower crude oil prices generally lead to decreased spending by our joint venture customers. While higher crude oil prices generally lead to increased spending by our joint venture customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Any of these factors could affect the demand for crude oil and could have a material adverse effect on our results of operations. Prolonged periods of low crude oil prices could cause oil exploration and production to become economically unfeasible. Decreased drilling and/or production activities by oil exploration and production companies could reduce demand for transportation of crude oil and adversely impact our business. A decrease in crude oil prices could also adversely impact our ability to raise additional capital to pursue future diversification and expansion activities.

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

          In order to transport crude oil, we depend on our ability and the ability of marketing partners to purchase production from well operators. We also rely on local infrastructure and the availability of transportation for storage and shipment of crude oil to our facility, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. Well operators may also determine to utilize one or more of our competitors for any of a variety of reasons, and any lack of demand for us of our facility and related services would be particularly problematic.

          Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we operate, or labor disputes may impair the distribution of crude oil and in turn diminish our financial condition or ability to maintain our operations.

Supplies of crude oil are subject to factors beyond our control, which may adversely affect our operating results.

          Productive capacity for crude oil is dependent on our customers’ decisions to develop and produce crude oil reserves. The ability to produce crude oil can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and hydraulic fracturing, improve total recovery but also result in a more rapid production decline.

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

We and the oil and gas transportation industry in general are subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

          Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to our equipment, vehicles and machinery. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, permit requirements or concerns regarding emissions and other forms of pollution could inhibit our ability to build or operate our facilities in strategic locations to facilitate growth and efficient operations. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by our subsidiaries. Environmental liabilities may arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. An accidental release of hazardous materials could result in a significant loss of life and extensive property damage. In addition, insurance premiums charged for some or all of the coverage currently maintained by our Company could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to transportation of hazardous materials. We could incur significant expenses to investigate and remediate environmental contamination and maintain compliance with licensing or permitting requirements related to the foregoing, any of which could adversely affect our operating results, financial condition or liquidity.

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

          Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Rail lines and facilities we utilize could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by our Company could increase dramatically or certain coverage may not be available to us in the future.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

          Our Company maintains its principal executive offices at 294 Grove Lane East, Wayzata, Minnesota 55391. We recently signed a four year lease through May 31, 2017.

          We own approximately 192 contiguous acres of land in New Town, North Dakota. All 192 acres are subject to a mortgage in favor of World Fuel Services Corporation pursuant to the Credit Agreement dated June 18, 2013. In addition, approximately 184 acres, constituting the Pioneer Terminal, are leased to DPTS through an initial term ending December 2026 and the remaining 8 acres, constituting four ladder tracks and other improvements designed to transload inbound commodities, including silica sand, are leased to UNIMIN through an initial term ending December 2023. The recent Pioneer Terminal expansion consists of two 8,300 foot loop tracks that can accommodate two 120 rail car unit trains, two storage tanks with an aggregate capacity of 180,000 barrels of crude oil, a high speed loading facility that can accommodate 10 rail cars simultaneously and transfer stations to receive crude oil from local gathering pipelines and trucks. The expanded facility was commissioned in December 2013. Based on remaining available space owned today, we estimate that the site can accommodate future expansions to increase its capacity.

Item 3.	Legal Proceedings

          As described in Note 14 to the Financial Statements, we, and certain of our subsidiaries, DPTSM and DPTS, are among the many defendants named in various litigation relating to the derailment of a Montreal Main & Atlantic Railroad, Ltd. (“MM&A”) train in Lac-Mégantic, Quebec. We believe all claims asserted against us and our subsidiaries are without merit and intend to vigorously defend against such claims.

          On July 6, 2013, an unmanned freight train operated by MM&A with 72 tank cars carrying approximately 50,000 barrels of crude oil rolled downhill and derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM, a crude oil marketing joint venture in which we indirectly own a 50% membership interest, subleased the tank cars involved in the incident from an affiliate of our joint venture partner. A different affiliate of our joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS, a crude oil transloading joint venture in which we also indirectly own a 50% membership interest, arranged for the transloading of the crude oil for DPTSM into tank cars at DPTS’s facility in New Town, North Dakota. An affiliate of our joint venture partner also contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MM&A.

On July 15, 2013, four named plaintiffs filed a petition in the Canadian Province of Quebec, in the district of Mégantic seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs. In its most recent iteration, filed on February 12, 2014, the petition lists four named plaintiffs and over fifty defendants, including, among others, (i) MM&A; (ii) Edward Burkhardt, individually; (iii) World Fuel Services, Corp.; (iv) Western Petroleum Company; (v) Petroleum Transport Solutions, LLC; (v) Dakota Plains Transloading, LLC; (vi) Dakota Petroleum Transport Solutions, LLC; (vii) Dakota Plains Marketing, LLC.; and (viii) DPTS Marketing, LLC. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.

Around July 29, 2013, nineteen individuals also filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County, to federal court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and World Fuel Services, Corp. and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the Maine federal district court. As of the date of this report, the Maine federal district court was still considering these motions.

As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board is conducting an investigation into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the aforementioned proceedings. Accordingly, we have not made any provisions for these potential losses in our consolidated financial statements.

Item 4.	Mine Safety Disclosures

          None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our common stock, $0.001 par value per share, is quoted on the OTC Bulletin Board (“OTCBB”) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB administered by the OTC Markets Group Inc. under the symbol “DAKP.” On March 10, 2014, the closing price per share of our common stock on the OTCBB was $2.09. As of March 10, 2014, our common stock was held by 156 shareholders of record. Prior to March 23, 2012, it had been quoted under the symbol “MTHL” since 2009.

          There is no “established public trading market” for our Company’s shares of common stock and no assurance can be given that any market for it will develop or be maintained. If an “established public trading market” ever develops in the future, the sale of shares of our Company’s common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities,” we believe all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144.

          Set forth below are the high and low bid prices for our common stock for each quarter of 2013 and 2012. These bid prices were obtained from OTC Markets Group Inc. formerly known as the “Pink Sheets, LLC,” formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

Fiscal Year ended December 31, 2013

First Quarter	$4.17	$3.26
Second Quarter	$4.19	$2.69
Third Quarter	$2.70	$1.52
Fourth Quarter	$2.90	$1.80

Fiscal Year ended December 31, 2012

First Quarter	$11.50	$1.50
Second Quarter	$11.50	$8.50
Third Quarter	$8.50	$2.25
Fourth Quarter	$3.50	$1.90

          We intend to retain our future earnings, if any, to finance the expansion and growth of our business. We do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Performance Graph

          The following graph compares the cumulative total shareholder returns since completion of our merger on March 23, 2012, and the cumulative total returns of the Russell 3000 Index and the iPath S&P GSCI Crude Oil TR Index ETN for the same period. The graph assumes $100 was invested on March 23, 2012 and also assumes the reinvestment of dividends. We did not include any graph for any period prior to March 23, 2012, since there was no active trading in our Company’s common stock prior to March 23, 2012.

The following table sets forth the total returns utilized to generate the foregoing graph.

	3/23/2012	12/31/2012	12/31/2013
DAKP	$100.00	$27.08	$15.97
Russell 3000	100.00	81.00	69.62
iPath S&P GSCI Crude Oil TR Index ETN	100.00	102.20	136.77

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table provides information about shares that may be issued under the 2011 Equity Incentive Plan as of December 31, 2013. We do not have any other equity compensation plans required to be included in this table.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (i)	415,625	$3.46	378,142

(i)

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

          None.

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL DATA
Dakota Plains Holdings, Inc. and Subsidiaries

          The financial statement information set forth below is derived from our consolidated balance sheets as of December 31, 2013, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and 2011 included elsewhere in this report. Balance sheet information at December 31, 2010 and 2009 and financial statement information for the year ended December 31, 2010 and 2009 is derived from audited financial statements not included in this report, which financial statements were the historical financial statements of our Company prior to the Initial Merger and the Second Merger in March 2012.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Information:
Revenues
Rental Income - Related Party	$349,372	$266,483	$314,581	$163,427	$19,161

Total Operating Expenses	8,628,671	3,067,220	4,056,341	200,988	84,403

Loss From Operations	(8,279,299)	(2,800,737)	(3,741,760)	(37,561)	(65,242)

Other Income (Expense)
Income (Loss) from Investment in Dakota Petroleum Transport Solutions, LLC	4,312,394	3,511,999	4,236,779	1,117,608	(4,027)
Income from Investment in DPTS Marketing LLC	2,961,671	10,410,596	2,314,279	-	-
Income from Investment in Dakota Plains Services, LLC	130,305	-	-	-	-
Interest Expense (Net of Interest Income)	(3,630,950)	(29,211,978)	(3,371,812)	1,259	(19,024)
Gain (Loss) on Extinguishment of Debt	1,726,515	14,708,909	(4,552,500)	-	-
Other Expense	-	-	(2,777)	-	-
Total Other Income (Expense)	5,499,935	(580,474)	(1,376,031)	1,118,867	(23,051)

Income (Loss) Before Income Taxes	(2,779,364)	(3,381,211)	(5,117,791)	1,081,306	(88,293)

Income Tax Provision (Benefit)	(1,054,000)	(1,380,541)	(2,007,000)	416,000	(33,000)

Net Income (Loss)	$(1,725,364)	$(2,000,670)	$(3,110,791)	$665,306	$(55,293)

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.04)	$(0.05)	$(0.09)	$0.02	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,338,999	39,792,973	35,214,940	30,122,634	25,547,556

Balance Sheet Information:
Total Assets	$87,054,584	$39,664,657	$22,447,871	$3,766,009	$2,350,682
Total Liabilities	$24,428,105	$27,301,375	$15,363,604	$886,641	$835,848
Stockholders’ Equity	$62,626,479	$12,363,282	$7,084,267	$2,879,368	$1,514,834

Statement of Cash Flows Information:
Net cash provided by (used in) operating activities	$(8,074,812)	$(3,810,092)	$(2,095,727)	$427,686	$(49,255)
Net cash provided by (used in) investing activities	$5,055,198	$(1,003,027)	$(8,836,016)	$(925,485)	$(1,036,558)
Net cash provided by financing activities	$13,691,139	$5,399,537	$12,110,118	$412,500	$1,746,402

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

Overview

          We are an integrated midstream energy company, principally focused on developing and owning transloading facilities, and marketing and transporting crude oil and related products within the Williston Basin. We compete through our joint ventures by providing customers with value-added benefits, including a full-service transloading facility, competitive pricing and optimal geographical location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, we participate in a transloading joint venture, a marketing joint venture and a trucking joint venture, each of which is organized in the form of a limited liability company of which we hold a 50% membership interest.

          In November 2009, we entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (“DPTS” or the “transloading joint venture”) in which our wholly owned subsidiary, Dakota Plains Transloading, LLC (“DPT”), owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing DPTS is terminated. The initial term of the member control agreement is through December 31, 2026 and automatically extends in two-year intervals unless and until terminated. Under a lease, we receive monthly lease payments from the transloading joint venture. The lease agreement includes provisions that allow us to collect additional rents if we incur certain additional costs related to the equipment and facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located at our facility. Currently, crude oil is transloaded from a high speed loading facility that can accommodate ten rail cars simultaneously from one of our two storage tanks. Semi-trailer trucks owned and operated by DPS and third parties, release crude oil into ten Leased Access Custody Transfer stations. Crude oil is also transferred into the storage tanks via gathering pipelines. Using these methods, our site has the capacity to transload approximately 80,000 barrels per day.

          DPTS Marketing LLC (“DPTSM”) purchases barrels of crude oil from well operators at the wellhead and from first purchasers delivering to the Pioneer Terminal. DPTSM then coordinates the transportation of the purchased crude oil to a purchaser at a location determined by the purchaser. Potential purchasers include; storage facilities, blending facilities, distributors and refineries. The following reflects a step-by-step process on how the marketing business operates:

1.	A subsidiary of World Fuel Services Corporation, on behalf of DPTSM (the “Initial Purchaser”) enters into a purchase and sale agreement with a producer or first purchaser.

2.

During the contracted month DPTSM sends both DPS trucks and third party trucking firms to pick up the crude oil from certain wellhead locations specified by the producer, or receives the crude oil delivered in New Town, North Dakota.

3.

As specified in the purchase and sale agreement, title to the crude oil transfers from the producer (seller) to Initial Purchaser at the time it passes through the truck’s flange at the well or at the Pioneer Terminal unless otherwise specified in the contracts.

4.

The crude oil is transported by truck to the Pioneer Terminal where it is transferred from the truck to one of two storage tanks via the transfer station. Crude oil is also transferred into the storage tanks via gathering pipelines.

5.

Crude oil is transferred from one of the two storage tanks via pipeline to the Pioneer Terminal’s high speed loading facility, which can simultaneously load ten rail cars. A 120 unit tank car can be loaded with crude oil within a 24 hour period.

6.

Canadian Pacific takes custody of the tank cars and crude oil at the Pioneer Terminal in New Town, North Dakota for delivery to the final destination, where the Initial Purchaser sells the crude oil to its final customer. Canadian Pacific may deliver the crude oil directly if they serve the destination or Canadian Pacific will make arrangements with other Class I and short line railroads for the movement to the final destination.

          In June 2012, our wholly owned subsidiary, Dakota Plains Marketing, LLC (“DPM”), entered into an amended and restated member control agreement with PTS and DPTSM. The amended and restated member control agreement, among other things, incorporates all previous amendments, extends the initial term of DPTSM until December 31, 2021, and the term will automatically extend in two-year renewal periods unless and until terminated. In August 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. In June 2013, the amended and restated member control agreement was amended to, in material part, extend the initial term of the respective joint venture through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement that, among other things, increased the operating and accounting fees paid to the Trading Member and amended the limitations on its Trading Activities.

          In September 2012, our wholly owned subsidiary, DP Trucking, formed a joint venture with JPND. DP Trucking and JPND each own 50% of the trucking joint venture. The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture runs until December 31, 2022. The term will automatically extend in two-year renewal periods unless and until terminated.

          In March 2013, we and our joint venture partner, PTS, announced that construction on the Pioneer Terminal would commence on March 25, 2013. The Pioneer Terminal represents a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Terminal provides two 8,300 foot loop tracks that can accommodate two 120 rail car unit trains and increases the throughput capacity from 30,000 barrels per day to up to 80,000 barrels per day, 180,000 barrels of crude oil on-site storage, a high-speed loading facility that accommodates 10 rail cars simultaneously, and transfer stations to receive crude oil from local gathering pipelines and trucks. In early October 2013, the first gathering system pipeline was connected to the Pioneer Terminal and began transporting crude oil in late October 2013 to its 90,000 barrel storage tank.

          The Pioneer Terminal was commissioned in December 2013 and began loading cars and sending trains in January 2014. The Pioneer Terminal logged over 120,000 work hours without a lost time incident, and was completed on time and under budget. Total cost of the project was approximately $50 million and was funded equally by us and World Fuel Services Corporation. Our 50% share of the cost was funded with approximately $15.5 million cash on hand, $7.5 million credit facility draw-down, and the remaining $2.0 million balance will be drawn down from the credit facility in the first quarter of 2014.

          The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel, and pipe.

          We continue to develop our inbound oilfield products business at the Pioneer Terminal. Construction is currently underway for the $15 million fracturing sand terminal (“Sand Terminal”) announced with UNIMIN in August 2013. Completion of the Sand Terminal is scheduled for May 2014. It will have a throughput capacity of approximately 750,000 tons per year, and will be composed of 8,000 tons of fixed sand storage, an enclosed transloading facility, twin high-speed truck load outs, and four ladder tracks. Interim fracturing sand transloading is expected to commence in March 2014, while construction of the permanent facility is underway. The new Sand Terminal will supply energy service companies with hydraulic fracturing sands sourced directly from UNIMIN’s newest and largest proppant production facility in Tunnel City, Wisconsin. The fracturing sands will be transported on Canadian Pacific’s rail network. Under terms of the agreements between the parties, UNIMIN will provide a direct marketing service to oilfield service companies and fund the construction of the four new ladder tracks, sand storage and transloading facility. We provide a land lease to UNIMIN for up to 30 years and will receive monthly lease payments of $10,000 through December 2023, with annual increases of 3% starting January 2016. DPTS will provide fee-based transloading services.

Current Business Drivers

          As reported by the U.S. Geological Survey (“USGS”), the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date per the USGS website for a production plateau is between the years of 2022 to 2024. The USGS estimated parts of North Dakota may contain as much as 7.4 billion barrels of crude oil. As of December 2013, North Dakota ranks second behind Texas in terms of production of natural resources in the United States.

          The price at which crude oil trades in the open market has experienced significant volatility and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

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

          Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the best price. In the Williston Basis, 73% of crude oil production was being shipped via rail as of December 2013 compared to 64% via rail in December 2012, according to data from the North Dakota Pipeline Authority.

Critical Accounting Policies and Estimates

Joint Venture Equity Investment

          The equity method is used to account for investments in joint ventures where we have significant influence, representing equity ownership of not more than 50%. As further described in Note 3, our equity investments consist of 50% owned DPTS joint venture (through December 31, 2013), 50% owned DPTSM joint venture, and 50% owned DPS joint venture. DPTS, DPTSM, and DPS have December 31 fiscal year ends, and we record our 50% share of the joint ventures’ net income or loss based on their most recent annual audited financial statements. Our share of the joint ventures’ operating results for each fiscal year is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS. The appointment as the Facility Management Member resulted in DPT becoming the primary beneficiary of the joint venture, which requires our Company to consolidate the financial statements of DPTS with and into the consolidated financial statements of our Company.

          We follow applicable authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary are recognized as a charge to earnings to reduce carrying value to estimated fair value. We periodically evaluate our equity investments for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and our intent and ability to hold the equity investments for a period of time sufficient to allow for any anticipated recovery.

Stock-Based Compensation

          We record expenses associated with the fair value of stock-based compensation. For fully vested and restricted stock grants, we calculate the stock based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, we use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

          We record the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Results of Operations

Fiscal Year Ended December 31, 2013 vs. Fiscal Year Ended December 31, 2012

          We experienced a net loss of $1.7 million for the fiscal year ended December 31, 2013 compared to a net loss of $2.0 million for the fiscal year ended December 31, 2012. The 2013 net loss was driven by a 72% decrease in income from our indirect ownership interest in DPTSM, which was $3.0 million in 2013 compared to $10.4 million in 2012. The decrease in income was primarily driven by the narrowing of the spread between Brent and WTI crude oil prices experienced in early March through October 2013, in addition to lower trading revenues. In addition, the 2013 net loss was driven by the 191% increase in general and administrative expenses due to the recognition of non-cash expenses related to share issuances to the members of the board of directors and employees of our Company, additional expenses related to employees hired in 2013, and an increase in professional fees of approximately $0.6 million. In 2013, we did realize a 23% increase in income from our indirect ownership interest in DPTS to $4.3 million compared to $3.5 million in 2012. The increase was driven by higher volumes transloaded and lower professional fees. The 2012 loss was primarily driven by the settlement of the embedded derivative, which was recorded as interest expense. We also recognized rental income of $349,000 in 2013 compared to $266,000 in 2012. The increase in rental income is mainly driven by the renegotiation of the lease agreements with DPTS which recognized the additional land purchased in December 2012.

          Gain on extinguishment of debt for 2013 was $1.7 million compared to $14.7 million for 2012. The 2013 gain on extinguishment of debt is due to the $1.9 million forgiveness of debt (less expenses), which occurred as part of the debt restructuring in December 2013. The gain in 2012 related to the forgiveness of debt that occurred with the restructuring and reduction of debt in November 2012.

          Income from our indirect 50% investment in the transloading joint venture was $4.3 million for 2013 compared to $3.5 million for 2012; a 23% increase. The increase was volume driven as transloaded volume was 8.6 million barrels for 2013 compared to 7.6 million barrels in 2012; a 13% increase. In addition, the increase in income was also due to lower expenses relating to professional fees and no bad debt provision in 2013 since transloading revenues were generated from a single related party (DPTSM). Through December 31, 2013, we recorded our ownership interest in DPTS under the equity method and therefore reported 50% of the net income on our consolidated statements of operations (for all periods presented). Pursuant to DPT taking over as Facility Management Member on December 31, 2013, we consolidated the DPTS balance sheet with and into our consolidated balance sheet. Effective January 1, 2014, we will consolidate the remaining DPTS financial statements into our financials.

          Income from our indirect 50% investment in the marketing joint venture was $3.0 million for 2013 compared to $10.4 million for 2012; a 72% decrease. The marketing joint venture experienced a 22% increase in barrels sold as 2013 volume was 9.4 million compared to 7.7 million in 2012. The increase in volume sold was offset by lower per barrel margins as a result of the contraction in the price spread between Brent and WTI crude oil prices from early March through October 2013, in addition to lower trading revenues. The spread between Brent and WTI crude oil prices widened from mid-November through December 2013, which contributed to our portion of the net income of $2.7 million (or $3.34 per barrel) in December 2013. We own 50% of DPTSM and therefore report 50% of the net income on our consolidated statements of operations.

          Income from our indirect 50% investment in the trucking joint venture was $130,000 for 2013, which included the unrecognized losses from 2012. DPS hauled 5.7 million barrels of crude oil in 2013 and ended the year with 27 trucks and 55 drivers. The trucking joint venture will continue to haul crude oil for the marketing joint venture as well as several third parties. The trucking joint venture commenced operations in September 2012 with 4 trucks and ended 2012 with 8 trucks and 407,000 barrels of crude oil hauled.

Fiscal Year Ended December 31, 2012 vs. Fiscal Year Ended December 31, 2011

          We experienced a net loss of $2.0 million for 2012 compared to a net loss of $3.1 million for 2011. The 2012 net loss was mainly driven by the expense related to an embedded derivative. The increase in the fair value of the embedded derivative from December 31, 2011 to April 21, 2012 was approximately $27.3 million and was recorded as interest expense. The increase in interest expense of $25.8 million was offset by a reduction in general and administrative expenses which were mainly driven by a decrease in consulting related expenses of approximately $2.4 million, an increase in income from our indirect investment in the marketing joint venture, equaling $10.4 million in 2012 compared to $2.3 million in 2011, and the gain on extinguishment of debt of $14.7 million from the restructuring and reduction of the debt related to the additional payment provision included on the promissory notes issued in 2011. The marketing joint venture was formed in April 2011 and began operating in July 2011. We also recognized rental income of $266,000 in 2012 compared to $315,000 in 2011. The decrease in rental income was due to the extension of the transloading joint venture contracts in June 2012, which caused the rental income recognized by our Company to decrease as the deferred rent was being amortized over a longer time period. This was partially offset by the increase in the rent received from DPTS, which began in June 2012.

          Gain on extinguishment of debt for 2012 was $14.7 million compared to a loss on extinguishment of debt of $4.6 million for 2011. The 2012 gain on extinguishment of debt relates to the restructuring and reduction of debt in November 2012. The original value of the debt was approximately $32.9 million. The new value resulting from the restructuring of debt was approximately $18.2 million. The difference is the gain recognized in 2012. The 2011 loss on the extinguishment of debt related to the exchange of the $3.5 million senior notes and $5.5 million junior notes for the $9.0 million promissory notes. The loss on the extinguishment of debt was comprised of the $180,000 exchange fee paid to the holders of the junior and senior notes and the approximately $4.4 million fair value of the embedded derivative included in the $9.0 million promissory notes.

          Income from our indirect investment in the transloading joint venture was $3.5 million for 2012 compared to $4.2 million for 2011. The decrease in net income was mainly driven by an increase in general and administrative expenses related to professional fees and cost of revenue. Those increases were partially offset by an increase in revenue, which was the direct result of transloading 7.6 million barrels in 2012 compared to 5.6 million barrels in 2011; a 37% increase. We own 50% of DPTS and therefore report 50% of the net income on our consolidated statements of operations.

          Income from our indirect investment in the marketing joint venture was $10.4 million for 2012 compared to $2.3 million for 2011. The increase was mainly driven by the fact that the first month of physical activity was July 2011. As a result, there were only six months of activity for 2011 compared to a full twelve months of activity for 2012. The increase was also driven by a year-over-year increase in average barrels sold per day of approximately 217% or 7.7 million barrels in 2012 compared to 1.2 million in 2011. We own 50% of DPTSM and therefore report 50% of the net income on our consoldiated statements of operations.

Non-GAAP Financial Measures

          We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) gain (loss) on extinguishment of debt and (v) non-cash expenses relating to share based amounts recognized under ASC Topic 718. Adjusted EBITDA was $2.4 million for 2013, $11.8 million for 2012 and $5.6 million for 2011. The decrease in 2013 Adjusted EBITDA is primarily due to the decrease in income from our investment in the marketing joint venture as well as the increase in general and administrative expenses.

Dakota Plains Holdings, Inc.
Reconciliation of Adjusted EBITDA

	Year Ended December 31,
	2013	2012	2011
Net Loss	$(1,725,364)	$(2,000,670)	$(3,110,791)
Add Back:
Income Tax Benefit	(1,054,000)	(1,380,541)	(2,007,000)
Depreciation and Amortization	179,546	165,313	159,275
Share Based Compensation - Employees and Directors	2,753,817	502,604	510,756
Share Based Compensation - Consultants	299,288	-	2,168,000
Interest Expense	3,630,950	29,211,978	3,371,812
Loss (Gain) on Extinguishment of Debt	(1,726,515)	(14,708,909)	4,552,500
Adjusted EBITDA	$2,357,722	$11,789,775	$5,644,552

          Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to our investors in order to gain an overall understanding of our current financial performance. Specifically, management believes the non-GAAP financial measure included herein provides useful information to investors by excluding certain expenses that are not indicative of our operating results. In addition, Adjusted EBITDA is used by management for budgeting and forecasting as well as subsequently measuring its performance, and believes that it is providing investors with a financial measure that most closely align with its internal measurement processes.

Liquidity and Capital Resources

          Our principal sources of liquidity are cash and cash equivalents, cash distributions generated from our joint ventures, a $20 million credit agreement with World Fuel Services Corporation and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $13.0 million at December 31, 2013. The cash in 2013 was primarily generated from the priority cash distributions from DPTS and DPTSM, return of the DPTSM member preferred contribution, proceeds from both debt and equity issuances, and the consolidation of the DPTS balance sheet. In April and June 2013, we received priority cash distributions from our marketing joint venture in the amounts of $1.8 million and $1.1 million, respectively. In September 2013, we received a $1.1 million distribution related to the marketing joint venture’s preferred dividend. In September 2013, we reactivated the monthly priority cash distribution from the transloading joint venture, with the receipt of a $0.4 million distribution and a November distribution of $1 million. In December 2013, we raised $13.9 million, net of cost, in a qualified equity placement as well as consolidated the DPTS balance sheet with and into our consolidated balance sheet, which added $6.9 million of cash and cash equivalents (available only for operations of DPTS). Cash and cash equivalents at December 31, 2012 were $2.3 million. Cash in 2012 was primarily generated from a transloading priority cash distribution of $1.1 million, as well as a November 2012 debt offering of $6.1 million, net of related costs.

Promissory Notes

          On November 1, 2011, we entered into an Exchange and Loan Agreement with the holders of $3.5 million aggregate principal amount of our promissory notes due January 31, 2012 (the “Senior Notes”) and $5.5 million aggregate principal amount of our promissory notes due October 14, 2012 (the “Junior Notes”). Pursuant to an Exchange and Loan Agreement with each holder of Senior and Junior Notes each holder agreed to surrender and void their Senior and Junior Notes in exchange for an equivalent principal amount of replacement promissory notes due March 1, 2013 (“Notes due March 2013”). The Notes due March 2013 bore interest at the rate of 12.0% per annum, payable in arrears on the last day of each fiscal quarter.

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

          In connection with the issuance of the Notes due March 2013, each holder of Senior and Junior Notes received from us, at the holder’s election, either (i) a cash payment equal to 2.0% of the aggregate principal amount of the Senior and Junior Notes exchanged (“Cash Extension Fee”), or (ii) a number of shares of our Company’s common stock equal to the Cash Extension Fee divided by $4.00. We paid $150,000 in cash for the Cash Extension Fee and issued 7,500 shares of its common stock. The fair value of the Cash Extension Fee and the shares of our common stock issued, $180,000, has been reported on our consolidated statement of operations as loss on extinguishment of debt for the year ended December 31, 2011. In connection with the exchange, we wrote-off debt issuance costs of $336,704 in 2011, which were recorded as interest expense in our consolidated statement of operations.

          The additional payment provision in the Notes due March 2013 was considered an embedded derivative. In May 2012, the additional payment required was satisfied with the issuance of $27.7 million aggregate principal amount of 12.0% promissory notes due April 21, 2013 (“Notes due April 2013”) and 1,296,963 shares of our common stock. In November 2012, the additional payment and the outstanding debt were further restructured as described below.

Debt Restructuring

          In connection with the November 2, 2012 private placement of 12.0% unsecured senior promissory notes due October 31, 2015 (“Notes due October 2015”) discussed below, we entered into the Amended Election, Exchange and Loan Agreements with each of the holders of the outstanding Notes due March 2013 pursuant to which we reduced the additional payment due under those notes to reflect an initial trading price equal to $7.776 derived from the average closing price of our common stock during the 150 trading days immediately following March 23, 2012. The revised calculation resulted in a reduced additional payment of approximately $19.0 million (the “Reduced Payment”), a reduction of approximately $14 million; or 42%.

          Pursuant to the Amended Election, Exchange and Loan Agreements, all of the holders of the Notes due March 2013 agreed to surrender and void approximately $27.7 aggregate principal amount of Notes due March 2013 and 483,088 shares of our common stock, all of which were issued by us as satisfaction of the additional payments as originally calculated and paid in May 2012 as discussed above. As a result of revised elections by the holders, we issued in satisfaction of the Reduced Payment approximately $12.0 million aggregate principal amount of Notes due October 2015 and 460,112 additional shares of our common stock based on an index price of $4.00 per share.

          In addition, the holders of approximately $3.9 million of the $9.0 million outstanding aggregate principal amount of the Notes due March 2013 tendered their notes in exchange for Notes due October 2015 and the holders of an additional approximately $4.6 million aggregate principal amount of the Notes due March 2013 tendered their notes in exchange for new 12.0% senior unsecured promissory notes due March 1, 2014 (“Notes due March 2014). The terms of the Notes due March 2014 were substantially similar to the Notes due March 2013 with the exception of an extended maturity date.

          As a part of the note exchanges, we paid to the holders of the outstanding promissory notes approximately $410,000, representing interest that would have accrued had the additional payment been reduced in advance of its original issuance in May 2012. The Amended Election, Exchange and Loan Agreements provide for customary representations from the Lenders (as defined therein) and provide indemnification rights to the lenders in exchange for their agreement to participate in the transaction.

          On November 2, 2012, pursuant to an Amended Election, Exchange and Loan Agreement, we repaid the outstanding principal to a holder of the a Note due March 2013 in the amount of $500,000.

Debt Placement

          On November 2, 2012, we completed a private placement of debt, including an extension and reduction of a significant portion of our outstanding debt. We issued $22.0 million aggregate principal amount of Notes due October 2015. In addition to $6.14 million aggregate principal amount of Notes due October 2015 issued for cash, approximately $3.9 million aggregate principal amount of Notes due October 2015 were issued in exchange for an equivalent principal amount of our outstanding Notes due March 2013 and approximately $11.96 million aggregate principal amount of Notes due October 2015 were issued for all of our promissory notes issued in satisfaction of the Reduced Payment as discussed above.

Adjustment, Extension and Loan Agreements

          On December 10, 2013, we entered into Adjustment, Extension and Loan Agreements (“Loan Agreements”) with each of the holders of our promissory notes issued under the Amended Election, Exchange and Loan Agreements , pursuant to which we issued new debt securities in connection with an extension and reduction of the outstanding debt.

          Pursuant to the Loan Agreements, the holders of the Notes due March 1, 2014 agreed to extend the maturity dates of such notes from March 1, 2014 to September 30, 2014.

          In addition, the holders of the promissory notes issued under the Amended Election, Exchange and Loan Agreements agreed to revalue the additional payment provision. This revaluation resulted in a reduction of the principal amount of the promissory notes by $1,945,156, or 16%. In connection with the Loan Agreements, in exchange for the original promissory notes issued, we issued $10,020,143 principal amount of 12.0% amended and restated senior unsecured promissory notes due October 31, 2015. Additionally, the holders agreed to surrender 304,732 shares of our common stock issued as part of the Amended Election, Exchange and Loan Agreements. The amended and restated senior unsecured promissory notes bore interest at the rate of 12.0% per annum, with interest payable in arrears on the last day of each fiscal quarter.

          The Loan Agreements also provided that, if we completed a sale of not less than $5.0 million worth of capital stock, either registered or through a private placement (a “Qualified Equity Placement”), on or before December 10, 2015, we would use not less than 50% of the proceeds from such sale to repay, pro rata in order of maturity, all or a portion of the outstanding promissory. Additionally, if we completed a Qualified Equity Placement on or before December 10, 2015, then, we could elect to convert $10,020,143 aggregate principal amount of the amended and restated senior unsecured promissory notes due October 31, 2015 into shares of common stock at the per-share price used in the Qualified Equity Placement. The registered direct offering of our common stock, which closed on December 16, 2013, was a Qualified Equity Placement, and we exercised the right to convert the amended and restated senior unsecured promissory notes due October 31, 2015, which resulted in the issuance of 4,660,535 additional shares of our common stock based on an offering price of $2.15 per share.

          We also repaid the outstanding principal on the $4,605,300 of the promissory notes due September 30, 2014 and $2,317,384 of outstanding principal on Notes with a maturity of October 31, 2015. The result was a 71% reduction of debt from $26.6 million to $7.7 million due October 31, 2015.

          On June 17, 2013, DPT (“Borrower”), entered into a credit agreement (“Credit Agreement”) with World Fuel Services Corporation. The Credit Agreement provides the Borrower with a $20 million delayed draw term loan facility (the “Facility”) to finance the Borrower’s share of improvements to be made to the Pioneer Terminal in New Town, North Dakota. The availability period for draws under the Facility expires on September 30, 2014 and maturity date of the Facility is December 31, 2026. The Facility is secured by a mortgage on a majority of the land owned by the Company in New Town, North Dakota as well as a pledge of the equity owned by the Borrower in Dakota Petroleum Transport Solutions, LLC.

          During the availability period, a loan under the Facility bears interest at a rate per annum equal to either (i) nine percent (9%), at any time when the aggregate unpaid principal amounts of the loans outstanding is less than $10 million, or (ii) twelve percent (12%), at any time the aggregate unpaid principal amount of loans outstanding is greater than or equal to $10 million. After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million, or (iii) twelve percent (12%), at any time the aggregate unpaid principal amounts of the loans outstanding is greater than or equal to $10 million. There was $7.5 million borrowed under the Facility at December 31, 2013.

          The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the right of the Borrower to incur indebtedness, merge, lease, sell or otherwise dispose of assets, make investments and grant liens on their assets.

          The Credit Agreement contains customary events of default, the occurrence of which would permit World Fuel Services Corporation to terminate its commitment and accelerate loans under the Facility, including failure to make payments under the Facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of ours, failure by us or Borrower to pay or discharge material judgments, bankruptcy by us or the Borrower, and a change in control within us or the Borrower.

Joint Venture Distributions and Payments

          The transloading joint venture distributes a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less a maximum amount to be retained balance of $2.5 million less an aggregate balance of all remaining reserves approved by the board of governors, including a Facility Project Reserve. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between DPT and PTS. DPT received a regular cash distribution from the transloading joint venture in January and March of 2012. However, beginning in April 2012, DPTS temporarily suspended regular distributions to conserve capital in order to fund a portion of the Pioneer Rail Terminal Project. In September 2013, we reactivated the monthly priority cash distribution from the transloading joint venture, with the receipt of a $0.4 million distribution and a November distribution of $1.0 million. The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end less the member preferred initial contribution of $20 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. In April and June 2013, DPM received priority cash distributions in the amounts of $1.8 million and $1.1 million, respectively.

          The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between DP Trucking and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. The trucking joint venture initiated its operations in early September 2012 and made a cash distribution related to tax in June 2013.

Capital Expenditures

          Our short- and long-term future cash needs will involve supporting the loading, marketing and transporting of crude oil and related products from and into the Williston Basin oilfields. We intend to continue the expansion of our existing facility in order to meet the growing logistical and storage needs of existing and future arrangements.

Contractual Obligations

          The following table summarizes our contractual obligations at December 31, 2013:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$15,217,315	$–	$7,717,315	$–	$7,500,000
Interest expense	10,472,387	1,601,078	2,121,309	1,350,000	5,400,000
Office Lease	281,000	78,000	167,000	36,000	–
Total	$25,970,702	$1,679,078	$10,005,624	$1,386,000	$12,900,000

          As previously noted, in December 2013, we utilized a portion of the proceeds from our registered direct offering of our common stock to pay-down the outstanding principal on $4.6 million of promissory notes due September 30, 2014 and $2.3 million of outstanding principal on promissory notes due October 31, 2015. As a result of the equity placement, a subset of note holders agreed to voluntarily reduce their notes by $1.9 million, in addition to converting $10.0 million of notes into equity. In November 2013, we drew down $7.5 million of our $20.0 million credit facility in order to fund a portion of the Pioneer Terminal.

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

Interest Rate Sensitivity Risk

          For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and do not have material market risk exposure. All of our outstanding debt as of December 31, 2013, had a fixed rate. We therefore do not have any material risk to interest rate fluctuations.

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

          Historically, we have experienced our lowest utilization of its facility during the first quarter when weather conditions are least favorable for efficient operation of our facility. As is common in the industry, through the transloading joint venture, and to a lesser extent the marketing joint venture, we typically bear the risk of delays caused by some, but not all, adverse weather conditions.

Item 8.	Financial Statements and Supplementary Data

          The consolidated financial statements and notes thereto required pursuant to this Item begin on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

          We have performed an evaluation under the supervision and with the participation of our management, including its principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, management, including our principal executive and financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

          We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on that criterion, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

March 14, 2014

/s/ Craig M. McKenzie
Chief Executive Officer

/s/ Timothy R. Brady
Chief Financial Officer and Treasurer

Item 9B.	Other Information

          None.

PART III

          Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013. Except for those portions specifically incorporated in this report by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.	Directors, Executive Officers and Corporate Governance

          Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

          Our executive officers are as follows:

Name	Age	Position
Craig M. McKenzie	50	Chairman of the Board of Directors and Chief Executive Officer
Gabriel G. Claypool	38	President, Chief Operating Officer and Director
Timothy R. Brady	52	Chief Financial Officer and Treasurer

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

          Gabriel G. Claypool was appointed to serve as Chief Operating Officer on February 8, 2013, and was elected director of our Company and appointed to serve as President in connection with the Initial Merger effective as of March 22, 2012. He also served as Chairman of the board of directors and as Chief Executive Officer and Secretary of our Company from March 2012 until February 2013. Mr. Claypool had previously served as a director and Chief Executive Officer, President and Secretary of Dakota Plains since February 2011. On February 10, 2011, he was appointed to also serve as Chairman of the board of directors of Dakota Plains. Mr. Claypool was previously Regional Manager with Juniper Networks from 2009 to 2011 and prior to that was with AT&T, from 2004 to 2009. Mr. Claypool has been involved in the agriculture industry his entire life and has substantial experience from one of the largest century farms in northern Iowa. Mr. Claypool has numerous years’ experience with various forms of transportation logistics, as well as commodity marketing, trading and hedging through futures and other contracts. Mr. Claypool also brings strong business development and management experience from two Fortune 10 companies, handling relationships with Fortune 500 firms. Mr. Claypool holds a Bachelor of Business Administration degree from the University of Iowa.

          Timothy R. Brady was appointed to serve as Chief Financial Officer and Treasurer in connection with the Initial Merger effective as of March 22, 2012. He had previously served as Chief Financial Officer and Treasurer of Dakota Plains since September 2011. Mr. Brady was instrumental in taking our Company public in March 2012. Before joining Dakota Plains, Mr. Brady served as one of three founders and Chief Financial Officer of Encore Energy, a privately held independent operator of oil and natural gas properties, from May 2011 through September 2011. Prior to that position, Mr. Brady served as the Chief Financial Officer from April 2010 through May 2011 of Allied Energy, a publicly traded oil and natural gas company, and served on its board of directors, where Mr. Brady was able to upgrade the firm to the highest grading level on the OTC Market tier. Prior to that position, Mr. Brady was an independent consultant for eight years. Mr. Brady has over 29 years of financial experience within the energy, financial services, and manufacturing industry. Mr. Brady has extensive experience with SEC reporting, balance sheet management, investor relations, treasury, mergers and acquisitions, audit, internal controls implementation, and compliance. Mr. Brady holds a Bachelor of Science degree in Finance from Indiana University and an MBA from Loyola University of Chicago.

          Executive officers are elected annually by the board of directors and serve a one-year period or until their successors are elected.

          None of the above executive officers is related to each other or to any of our directors.

          The board of directors has adopted a code of business conduct and ethics relating to the conduct of its business by its employees officers and directors. A copy of the code of business conduct and ethics is available on our website at http://www.dakotaplains.com. We intend to post on its website any amendments to, or waivers from, its Code of Ethics and Conduct pursuant to the rules of the SEC.

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

          Incorporated into this item by reference is the information under the heading “Proposal No. 3 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a) Documents Filed as Part of this Annual Report on Form 10-K:

1.	Dakota Plains Holdings, Inc. and subsidiaries Consolidated Financial Statements for the fiscal years ended December 31, 2013, 2012 and 2011.

2.	Dakota Petroleum Transport Solutions, LLC Financial Statements for the fiscal years ended December 31, 2013 and 2012.

3.	DPTS Marketing LLC Financial Statements for the fiscal years ended December 31, 2013 and 2012.

4.	Financial Statement Schedules:

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

Exhibit No.	Description
2.2	Plan of Merger of Dakota Plains, Inc. with and into MCT Holding Corporation (incorporated by reference to Exhibit 2.2 to current report on Form 8-K filed March 23, 2012)

3.1	Amended and Restated Articles of Incorporation, effective March 23, 2012 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed March 23, 2012)

3.2	Amended and Restated Bylaws, as amended through April 25, 2013 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed April 25, 2013)

4.1	Form of Senior Unsecured Promissory Note due October 31, 2015 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed November 6, 2012)

4.2	Form of Senior Unsecured Promissory Note due March 1, 2014 (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed November 6, 2012)

4.3	Form of Amended and Restated Senior Unsecured Promissory Note (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed December 11, 2013)

10.1*	Dakota Plains Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 23, 2012)

10.2*	Form of Incentive Stock Option under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 23, 2012)

10.3*	Form of Non-Statutory Stock Option under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed March 23, 2012)

10.4*	Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed March 23, 2012)

10.5*

Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (for grants on or after February 8, 2013) (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed February 12, 2013)

10.6*	Form of Warrant with Executive Officers (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed March 23, 2012)

10.7	Form of Warrant (incorporated by reference to Exhibit 10.6 to current report on Form 8-K filed March 23, 2012)

10.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed November 6, 2012)

10.9	Form of Warrant (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for the quarter ended March 31, 2013)

10.10*	Employment Agreement with Craig M. McKenzie, dated February 8, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 12, 2013)

10.11*	Employment Agreement with Gabriel G. Claypool, dated February 8, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 12, 2013)

10.12*	Employment Agreement with Timothy R. Brady, dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 24, 2013)

10.13*	Employment Agreement with Nicholas Q. Dillon, April 18, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed April 24, 2013)

10.14	Form of Exchange and Loan Agreement dated November 1, 2011 (incorporated by reference to Exhibit 10.10 to current report on Form 8-K filed March 23, 2012)

10.15	Form of Exchange and Loan Agreement (Standby Credit Arrangement) dated November 1, 2011 (incorporated by reference to Exhibit 10.11 to current report on Form 8-K filed March 23, 2012)

10.16	Form of Amended Election, Exchange and Loan Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed November 6, 2012)

Exhibit No.	Description
10.17	Form of Adjustment, Extension and Loan Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 11, 2013)

10.18

Credit Agreement dated as of June 18, 2013 between Dakota Plains Transloading, LLC and World Fuel Services Corporation (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed June 17, 2013)

10.19

Dakota Petroleum Transport Solutions, LLC Second Amended and Restated Member Control Agreement date December 31, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 8, 2014)

10.20	DPTS Marketing LLC Second Amended and Restated Member Control Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed January 8, 2014)

10.21

Supplemental Agreement to Dakota Petroleum Transport Solutions, LLC Member Control Agreement and Dakota Petroleum Transport Solutions, LLC Lease Agreement dated July 22, 2010 (incorporated by reference to Exhibit 10.16 to current report on Form 8-K filed March 23, 2012)

10.22	Amended and Restated Lease Agreement (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed June 1, 2012)

10.23	Indemnification Agreement (incorporated by reference to Exhibit 10.19 to current report on Form 8-K filed March 23, 2012)

21.1	List of Subsidiaries

23.1	Consent of BDO, USA, LLP

24.1	Powers of Attorney (incorporated by reference to signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

DAKOTA PLAINS HOLDINGS, INC.

By	/s/ Craig M. McKenzie
Craig M. McKenzie,
Chief Executive Officer

POWER OF ATTORNEY

          Each person whose signature appears below constitutes and appoints Craig M. McKenzie and Timothy R. Brady, or either of them, his/her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Craig M. McKenzie
Craig M. McKenzie	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 14, 2014

/s/ Timothy R. Brady
Timothy R. Brady	Chief Financial Officer and Treasurer	March 14, 2014
(Principal Financial Officer and Principal Accounting Officer)
/s/ Gabriel G. Claypool
Gabriel G. Claypool	President, Chief Operating Officer and Director	March 14, 2014

/s/ Gary L. Alvord
Gary L. Alvord	Director	March 14, 2014

/s/ Paul M. Cownie
Paul M. Cownie	Director	March 14, 2014

/s/ David H. Fellon
David H. Fellon	Director	March 14, 2014

/s/ Terry H. Rust
Terry H. Rust	Director	March 14, 2014

Dakota Plains Holdings, Inc.

Consolidated Financial Statements for the Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dakota Plains Holdings, Inc.

Wayzata, Minnesota

We have audited the accompanying consolidated balance sheets of Dakota Plains Holdings, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Plains Holdings, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2013, the Company changed its method of accounting for its investment in Dakota Petroleum Transport Solutions, LLC. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

Houston, Texas

March 14, 2014

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

ASSETS

	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$13,011,608	$2,340,083
Income Tax Receivable	1,120,057	-
Other Current Assets	542,523	30,632
Due from Related Party	2,840,292	81,175
Other Receivables	68,896	-
Deferred Tax Asset	3,728,000	1,414,000
Total Current Assets	21,311,376	3,865,890

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	5,498,501	2,329,660
Terminal	19,813,452	-
Machinery	12,702,655	-
Construction in Progress	7,551,187	-
Other Property and Equipment	6,747,349	45,292
Total Property and Equipment	55,479,993	5,541,801
Less - Accumulated Depreciation	1,810,259	424,833
Total Property and Equipment, Net	53,669,734	5,116,968

PREFERRED DIVIDEND RECEIVABLE	252,057	819,178

INVESTMENT IN DPTS MARKETING, LLC	11,458,836	21,905,797

INVESTMENT IN DAKOTA PETROLEUM TRANSPORT SOLUTIONS, LLC	-	5,331,599

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	70,399	-

FINANCE COSTS, NET	123,280	184,225

DEFERRED TAX ASSET	153,000	2,441,000

OTHER ASSETS	15,902	-

Total Assets	$87,054,584	$39,664,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$8,286,489	$239,674
Accrued Expenses	1,547,645	232,905
Accounts Payable - Related Parties	722	-
Income Taxes Payable	-	1,028,000
Deferred Rental Income	-	20,679
Total Current Liabilities	9,834,856	1,521,258

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	7,076,332	25,614,683
Promissory Note, Pioneer Project	7,500,000	-
Other Noncurrent Liabilities	16,917	-
Deferred Rental Income	-	165,434
Total Long-Term Liabilities	14,593,249	25,780,117

Total Liabilities	24,428,105	27,301,375

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	-	-
Common Stock, Par Value $.001; 100,000,000 Shares Authorized; 54,206,380 and 41,839,433 Issued and Outstanding, Respectively	54,206	41,839
Additional Paid-In Capital	43,836,032	17,432,904
Accumulated Deficit	(6,836,825)	(5,111,461)
Total Equity Dakota Plains Holdings, Inc.	37,053,413	12,363,282
Non-controlling Interest in Subsidiary	25,573,066	-
Total Stockholders’ Equity	62,626,479	12,363,282

Total Liabilities and Stockholders’ Equity	$87,054,584	$39,664,657

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31,
	2013	2012	2011
REVENUES
Rental Income - Related Party	$349,372	$266,483	$314,581

OPERATING EXPENSES
General and Administrative Expenses	8,449,125	2,901,907	3,897,066
Depreciation and Amortization	179,546	165,313	159,275
Total Operating Expenses	8,628,671	3,067,220	4,056,341

LOSS FROM OPERATIONS	(8,279,299)	(2,800,737)	(3,741,760)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	4,312,394	3,511,999	4,236,779
Income from Investment in DPTS Marketing LLC	2,961,671	10,410,596	2,314,279
Income from Investment in Dakota Plains Services, LLC	130,305	-	-
Interest Expense (Net of Interest Income)	(3,630,950)	(29,211,978)	(3,371,812)
Gain (Loss) on Extinguishment of Debt	1,726,515	14,708,909	(4,552,500)
Other Expense	-	-	(2,777)
Total Other Income (Expense)	5,499,935	(580,474)	(1,376,031)

LOSS BEFORE TAXES	(2,779,364)	(3,381,211)	(5,117,791)

INCOME TAX BENEFIT	(1,054,000)	(1,380,541)	(2,007,000)

NET LOSS	$(1,725,364)	$(2,000,670)	$(3,110,791)

Net Loss Per Common Share – Basic and Diluted	$(0.04)	$(0.05)	$(0.09)

Weighted Average Shares Outstanding - Basic and Diluted	42,338,999	39,792,973	35,214,940

The accompanying notes are an integral part of these consolidated financial statements

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,725,364)	$(2,000,670)	$(3,110,791)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	179,546	165,313	159,275
Amortization of Debt Discount	349,632	58,272	1,346,816
Amortization of Finance Costs	70,728	10,837	-
(Gain) Loss on Extinguishment of Debt	(1,726,515)	(14,708,909)	4,552,500
Loss on Disposal of Property and Equipment	-	-	2,776
Loss on Derivative Liability	-	27,311,802	1,167,500
Deferred Income Taxes	(26,000)	(2,412,000)	(2,010,000)
Share-Based Consulting Fees	299,288	-	2,168,000
Increase (Decrease) in Deferred Rental Income	(24,793)	40,271	(100,546)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	(4,312,394)	(3,511,999)	(4,236,779)
Income from Investment in DPTS Marketing LLC	(2,961,671)	(10,410,596)	(2,314,279)
Income for Investment in Dakota Plains Services, LLC	(130,305)	-	-
Non-cash Rental Income	(12,169)	(42,783)	(80,986)
Amortization of Deferred Rent	(4,083)	-	-
Share-Based Compensation	2,753,817	502,604	510,756
Changes in Working Capital and Other Items, Net of Consolidation of VIE:
Increase in Income Taxes Receivable	(1,120,057)	-	-
Increase in Other Current Assets	(55,986)	(13,876)	(16,756)
Decrease in Due from Related Party	46,018	(81,175)	-
Increase (Decrease) in Accounts Payable	69,318	207,058	(6,184)
Increase (Decrease) in Income Taxes Payable	(1,028,000)	1,028,000	(220,000)
Increase (Decrease) in Accrued Expenses	1,307,740	152,244	80,661
Increase (Decrease) in Deferred Rental Income	(8,062)	(104,485)	12,310
Increase in Other Assets	(15,500)	-	-
Net Cash Used In Operating Activities	(8,074,812)	(3,810,092)	(2,095,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(159,621)	(2,116,490)	(788,126)
Cash Received from DPTS Marketing LLC	12,910,000	-	-
Preferred Dividends Received from DPTS Marketing LLC	1,065,753	-	-
Cash Received from Dakota Plains Services, LLC	59,906	-	-
Cash Paid for Investment in Dakota Petroleum Transport Solutions, LLC	(17,500,000)	-	-
Cash Paid for Investment in DPTS Marketing LLC	-	-	(10,000,100)
Cash Received from Dakota Petroleum Transport Solutions, LLC	1,757,896	1,113,463	1,952,210
Cash Received from Consolidation of Dakota Petroleum Transport Solutions, LLC	6,921,264	-	-
Net Cash Provided By (Used In) Investing Activities	5,055,198	(1,003,027)	(8,836,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Finance Costs Paid	(9,783)	(195,062)	-
Common Shares Surrendered	(568,058)	-	-
Proceeds from Issuance of Common Stock - Net of Issuance Costs	13,910,305	-	5,187,500
Proceeds from Exercise of Warrants	-	-	14,250
Cash Paid for Debt Extinguishment Costs	(218,641)	(45,401)	(150,000)
Cash Dividend Paid	-	-	(1,941,632)
Repayment of Promissory Notes	(6,922,684)	(500,000)	-
Proceeds from Promissory Notes	-	6,140,000	-
Proceeds from Promissory Note, Pioneer Project	7,500,000	-	-
Proceeds from Senior Promissory Notes	-	-	3,500,000
Proceeds from Junior Promissory Notes	-	-	5,500,000
Net Cash Provided By Financing Activities	13,691,139	5,399,537	12,110,118

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,671,525	586,418	1,178,375

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,340,083	1,753,665	575,290

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,011,608	$2,340,083	$1,753,665

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$3,085,750	$1,831,353	$858,082
Cash Paid During the Period for Income Taxes	$1,073,308	$3,459	$211,220

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$10,215	$30,800	$30,800
Fair Value of Warrants Issued for Debt Discount	$-	$1,048,889	$1,346,816
Payment of Debt Extinguishment Costs through issuance of Common Stock	$-	$-	$30,000
Satisfaction of Derivative Liability with Common Stock	$-	$6,132,192	$-
Loss on Extinguishment of Debt Related to Derivative Liability	$-	$-	$4,372,500
Promissory Notes Issued to Satisfy Derivative Liability	$-	$11,965,300	$-
Preferred Dividend Receivable	$498,632	$501,370	$317,808
Satisfaction of Promissory Notes through issuance of Common Stock	$10,020,143	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA PLAINS HOILDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest In Subsidiary	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance - December 31, 2010	30,592,744	$30,592	$2,238,763	$610,013	$-	$2,879,368

Sale of Common Shares at $2.125 Per Share	1,500,000	1,500	3,186,000	-	-	3,187,500

Sale of Common Shares at $4.00 Per Share	500,000	500	1,999,500	-	-	2,000,000

Issuance of Common Shares Related to Consulting Agreements	2,280,000	2,280	2,161,470	-	-	2,163,750

Issuance of Common Share Related to Administrative Services Agreement	2,000	2	4,248	-	-	4,250

Issuance of Restricted Common Shares	600,000	600	(600)	-	-	-

Issuance of Common Shares as a Stock Dividend	1,441,774	1,442	(1,442)	-	-	-

Issuance of Common Shares to Board of Directors	40,000	40	84,960	-	-	85,000

Issuance of Common Shares for Finance Costs	7,500	8	29,992	-	-	30,000

Cash Dividend Paid	-	-	(1,331,619)	(610,013)	-	(1,941,632)

Share-Based Compensation	-	-	425,756	-	-	425,756

Issuance of Common Shares Pursuant to Exercise of Warrants	50,000	50	14,200	-	-	14,250

Warrants Issue Included in Debt Discount	-	-	1,346,816	-	-	1,346,816

Net Loss	-	-	-	(3,110,791)	-	(3,110,791)

Balance - December 31, 2011	37,014,018	37,014	10,158,044	(3,110,791)	-	7,084,267

Acquisition of MCT Holding Corporation	640,200	640	(640)	-	-	-

Issuance of Common Shares Pursuant to Exercise of Warrants	2,386,578	2,387	(2,387)	-	-	-

Share-Based Compensation	-	-	477,604	-	-	477,604

Issuance of Restricted Common Shares	38,437	38	(38)	-	-	-

Issuance of Common Shares Pursuant to Debt Restructure	1,757,075	1,757	6,130,435	-	-	6,132,192

Issuance of Common Shares to Board of Directors	3,125	3	24,997	-	-	25,000

Warrants Issued Included in Debt Discount	-	-	644,889	-	-	644,889

Net Loss	-	-	-	(2,000,670)	-	(2,000,670)

Balance - December 31, 2012	41,839,433	41,839	17,432,904	(5,111,461)	-	12,363,282

Share- Based Compensation	-	-	1,469,442	-	-	1,469,442

Sale of Common Shares at $2.15 per share	7,000,000	7,000	15,043,000	-	-	15,050,000

Issuance of Common Shares Pursuant to Debt Restructure	4,660,535	4,660	10,015,483	-	-	10,020,143

Issuance of Restricted Common Shares	794,063	794	(794)	-	-	-

Issuance of Shares to Executive	62,500	63	234,937	-	-	235,000

Issuance of Warrants Pursuant to Consulting Agreements	-	-	208,663	-	-	208,663

Issuance of Common Shares to Board of Directors	308,108	308	1,139,692	-	-	1,140,000

Common Shares Surrendered	(458,259)	(458)	(567,600)	-	-	(568,058)

Cost of Capital Raise	-	-	(1,139,695)	-	-	(1,139,695)

Creation of Non-controlling Interest in Subsidiary	-	-	-	-	25,573,066	25,573,066

Net Loss	-	-	-	(1,725,364)	-	(1,725,364)

Balance - December 31, 2013	54,206,380	$54,206	$43,836,032	$(6,836,825)	$25,573,066	$62,626,479

The accompanying notes are an integral part of these consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

On March 22, 2012, Dakota Plains Holdings, Inc., formerly known as MCT Holding Corporation (“DP” or the “Company”), Dakota Plains, Inc., a Minnesota corporation engaged in the crude oil transportation business (“Dakota Plains”), and DP Acquisition Corporation, a Minnesota corporation (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into Dakota Plains (the “Initial Merger”), the separate corporate existence of the Merger Subsidiary ceased, and Dakota Plains continued as the surviving corporation and as a wholly owned subsidiary of the Company. See Note 13 for details of Initial Merger.

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

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture (prior to December 31, 2013), 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, and 50% owned Dakota Plains Services, LLC (“DPS”) joint venture. DPTS, DPTSM, and DPS have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent annual audited financial statements. The Company’s share of the joint ventures’ operating results for each fiscal year is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting. Effective at end of business on December 31, 2013, DPT was appointed the Facility Management Member of Dakota Petroleum Transport Solutions, LLC. The appointment as the Facility Management Member resulted in DPT becoming the primary beneficiary of the joint venture, which requires the Company to consolidate the financial statements of Dakota Petroleum Transport Solutions, LLC with and into the consolidated financial statements of the Company. The Company consolidated the balance sheet of Dakota Petroleum Transport Solutions, LLC with and into its December 31, 2013 consolidated balance sheet. Beginning January 1, 2014, the Company will consolidate the operations of Dakota Petroleum Transport Solutions, LLC with and into its consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company follows applicable equity method authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary are recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates its equity investments for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which include third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investments for a period of time sufficient to allow for any anticipated recovery.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds. The Company’s cash positions represent assets held in checking and money market accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits. The Company believes this risk of loss is minimal.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site development	15 years
Terminal	13 years
Machinery	5 – 13 years
Other Property and Equipment	3 - 5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $179,546, $165,313 and $159,275 for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, the Company had fixed assets related to in progress construction of $7,551,187.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified at December 31, 2013 and 2012.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of December 31, 2013 and 2012. Any required environmental accruals would be accounted for by DPTS, DPTSM, and DPS.

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

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested and restricted stock grants, the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the years ended December 31, 2013, 2012, and 2011, the potentially dilutive shares are anti-dilutive and thus not added into the diluted EPS calculation.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following stock options, warrants and restricted stock represent potentially dilutive shares as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Restricted Stock	769,063	568,437	550,000
Stock Options	415,625	215,625	250,000
Stock Warrants	2,771,000	2,671,000	4,150,000

Total Potentially Dilutive Shares	3,955,688	3,455,062	4,950,000

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such significant estimates include recoverability of property and equipment and equity investments, depreciable lives for property and equipment, inputs in the valuation of certain equity transactions, and accounting for income taxes. Actual results may differ from those estimates.

Non-Controlling Interest

ASC 810 “Consolidation” requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest at December 31, 2013 is due to the non-controlling member of Dakota Petroleum Transport Solutions, LLC.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. The accompanying consolidated balance sheet as of December 31, 2013 also includes the accounts of Dakota Petroleum Transport Solutions, LLC. All significant intercompany accounts and transactions have been eliminated. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS. The appointment as the Facility Management Member resulted in DPT becoming the primary beneficiary of the joint venture, which requires the Company to consolidate the financial statements of DPTS with and into the consolidated financial statements of the Company.

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

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of December 31, 2013.

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

On June 1, 2012, DPT entered into an amended and restated member control agreement with Dakota Petroleum Transport Solutions, LLC and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendment and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the parties further amended the amended and restated member control agreement to, among other things, extend the initial term through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement (“Revised MCA”) that, among other things, named DPT as the Facility Management Member.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Due to the Revised MCA, the Company accounted for this joint venture using the equity method of accounting through the end of business on December 31, 2013, at which time it was consolidated. Accordingly, the Company’s share of income from the joint venture is included in other income on the consolidated statements of operations for all periods presented. The Company recorded an equity method investment in Dakota Petroleum Transport Solutions, LLC on its consolidated balance sheet as of December 31, 2012. At December 31, 2013, the Company reflected the assets and liabilities of DPTS at carryover basis as summarized in the following table:

As of December 31, 2013
Current Assets
Cash and Cash Equivalents	$6,921,264
Other Current Assets	455,905
Due From Related Party	2,840,292
Other Receivables	68,896
Total Current Assets	10,286,357
Property and Equipment
Total Property and Equipment	49,771,156
Less – Accumulated Depreciation	1,205,880
Total Property and Equipment, net	48,565,276
Other Assets	402

Total Assets	$58,852,035

Current Liabilities
Accounts Payable	$7,998,082
Accounts Payable – Related Parties	722
Total Current Liabilities	7,998,804
Total Liabilities	$7,998,804

On August 30, 2013, the Board of Governors of DPTS Marketing LLC authorized a distribution to each member simultaneously in the amount of $10 million, which was used by its members to fund capital contributions to Dakota Petroleum Transport Solutions, LLC.

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

To reflect the economics of the $526,410 of costs incurred, the Company recognized rental income of $12,169, $42,783 and $80,986 for the years ended December 31, 2013, 2012 and 2011, respectively. No cash was received related to this rental income; the rental income recorded was treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of December 31, 2013 the Company has been reimbursed for the additional expenditures related to the Supplemental Agreement.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791.

Rental income related to the Supplemental Agreement was $11,310, $64,214 and $118,627 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2012, the Company had received $186,113 in lease payments in excess of the amount reported as revenue. This amount is included as deferred rental income on the consolidated balance sheet with the amount to be earned in the next twelve months recorded as a current liability. There were no future lease payments receivable related to this agreement as of December 31, 2013 and 2012.

The Revised MCA, among other things, named DPT as the Facility Management Member. This assumption of control of the day-to-day operations resulted in DPT becoming the primary beneficiary of the joint venture, which caused a change in how GAAP requires the Company to account for the joint venture. Effective December 31, 2013, the Company is required to consolidate the balance sheet of Dakota Petroleum Transport Solutions, LLC with and into its consolidated balance sheet. Beginning January 1, 2014, the Company will be consolidating the operations of Dakota Petroleum Transport Solutions, LLC with and into its consolidated financial statements.

Summarized financial information of Dakota Petroleum Transport Solutions, LLC is as follows:

	Year Ended December 31,
	2013	2012	2011

Sales	$17,475,294	$15,884,822	$11,799,406
Net Earnings	7,926,044	6,491,033	7,844,398
Company’s Share of Equity in Net Earnings	3,963,022	3,245,516	3,922,199

Total Assets	-	13,652,679	6,820,137
Total Liabilities	-	2,617,257	519,761
Share of Equity in Net Assets	-	5,517,711	3,150,188

The balance sheet information as of December 31, 2013 has been excluded as it has been included in the consolidated balance sheet of the Company as of December 31, 2013.

The difference between the Company’s share of equity in the net assets of DPTS and the investment in DPTS as shown on the consolidated balance sheet as of December 31, 2012 is due to 50% of the deferred rental income being eliminated through the investment in DPTS.

Pro Forma Information
The assumption of the control of day-to-day management of the operations was effective end of business December 31, 2013. Therefore, the operating results of Dakota Petroleum Transport Solutions, LLC have not been included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011. The following audited pro forma results of operations assume that the change in control of day-to-day management of the operations had been effective for the aforementioned periods. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in Dakota Petroleum Transport Solution, LLC have been removed.

	Year Ended December 31,
	2013	2012	2011
Revenues	$17,475,294	$15,884,822	$11,799,406
Net Income (Loss)	735,658	(79,153)	(726,592)
Net Income Attributable to Non-Controlling Interest	2,461,022	1,921,517	2,384,199
Net Loss Attributable to Shareholders of Dakota Plains Holdings, Inc.	(1,725,364)	(2,000,670)	(3,110,791)

Pioneer Terminal

The Pioneer Terminal, which was commissioned on December 31, 2013, represents a significant expansion of the transloading facility. The total cost of the project was approximately $50 million, and funded equally by the members of DPTS. The Company contributed $17.5 million to DPTS in 2013 and has secured financing for its remaining portion of the project (see Note 8).

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

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of December 31, 2013.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10 million to support the trading activities of the joint venture. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to cash availability. At December 31, 2013 and 2012, the Company accrued a preferred dividend receivable of $252,057 and $819,178, respectively, on its consolidated balance sheet. The Company received a payment of $1.1 million related to the cumulative preferred return in September 2013. This payment was for the cumulative preferred return from the date of the initial $10 million contribution through June 30, 2013.

The operations of DPTS Marketing LLC commenced in May 2011. Under the member control agreement, the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are also paid pro rata based on the number of member units outstanding. The Company had not received any priority cash distribution payments from DPTS Marketing LLC prior to 2013 but received payments of $2.9 million during the year ended December 31, 2013. On August 30, 2013 DPTS Marketing LLC also made a distribution to each member simultaneously in the amount of $10 million.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On June 1, 2012, DPM entered into an amended and restated member control agreement with DPTS Marketing LLC and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendment and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, they subsequently amended the amended and restated member control agreement to extend the initial term through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement that, among other things, increased the operating and accounting fees paid to the Trading Member and amended the limitations on its Trading Activities.

The Company is accounting for this joint venture using the equity method of accounting. The Company’s share of the income or loss from the joint venture is included in other income on the consolidated statements of operations and the Company has recorded an investment in DPTS Marketing LLC on its consolidated balance sheet.

Summarized financial statements of DPTS Marketing LLC are summarized as follows

	Year Ended December 31,
	2013	2012	2011
Sales	$55,729,970	$79,008,731	$9,117,898
Net Earnings	5,923,344	20,821,192	4,628,558
Company’s Share of Equity in Net Earnings	2,961,672	10,410,596	2,314,279

Total Assets	33,523,175	49,399,386	26,813,607
Total Liabilities	10,605,497	5,587,792	2,820,465
Share of Equity in Net Assets	11,458,839	21,905,797	11,996,571

The Company has included $2,840,292 in due from related party on its consolidated balance sheet as of December 31, 2013 related to amounts due from DPTS Marketing LLC.

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

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of December 31, 2013.

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

The operations of Dakota Plains Services, LLC commenced in September 2012, under provisions of the member control agreement the profits and losses of Dakota Plains Services, LLC are split 50/50 pro rata based on number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the consolidated statements of operations, and the Company has recorded an investment in Dakota Plains Services, LLC on its consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from Dakota Plains Services, LLC for the year ended December 31, 2013 less the unrecognized losses from the period ended December 31, 2012. The Company did not recognize the loss from Dakota Plains Services, LLC for the period ended December 31, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

The unaudited financial statements of Dakota Plains Services, LLC are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Sales	$15,420,096	$1,336,482	$-
Net Earnings (Loss)	452,761	(192,151)	-
Company’s Share of Equity in Net Earnings (Loss)	130,305	-	-

Total Assets	9,945,720	3,136,159	-
Total Liabilities	9,126,495	2,469,833	-
Share of Equity in Net Assets	70,399	-	-

4.      Lease Agreement – Related Party

In November 2009, our predecessor entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3). Under the lease agreement, the Company received monthly lease payments of $19,161 through May 2012. Effective June 1, 2012, the operating lease agreement was amended to increase the monthly lease payment to $31,881. Effective January 1, 2013, the Company and Dakota Petroleum Transport Solutions, LLC increased the monthly lease payment to $60,470. Effective July 1, 2013, the Company and Dakota Petroleum Transport Solutions, LLC decreased the monthly lease payment to $48,162. Effective January 1, 2014, the Company and Dakota Petroleum Transport Solutions, LLC decreased the monthly lease payment to $38,162 for the duration of the Dakota Petroleum Transport Solutions, LLC amended and restated member control agreement. The lease agreement includes provisions which allow the Company to collect additional rents if the Company incurs certain additional costs related to the equipment and the transloading facility. Dakota Petroleum Transport Solutions, LLC is responsible for all personal property and real property taxes upon the alterations and trade fixtures on the premises and the property during the term of the lease. The lessee is responsible for all costs and expenses to perform all maintenance and repair of the premises, and to acquire expansion, improvements or additions to the premises. The lessee is also responsible for payment of all utilities and other miscellaneous expenses during the term of the lease agreement.

In accordance with equity method requirements described in Note 3, 50% of the rent payment received is recognized as rental income and 50% is included in income from investment in Dakota Petroleum Transport Solutions, LLC. Accordingly, for the year ended December 31, 2013 $325,896 of the $651,792 in rent payments was recognized as rental income and $325,896 was included in income from investment in and cash received from Dakota Petroleum Transport Solutions, LLC. For the year ended December 31, 2012, $159,486 of the $318,972 in rent payments was recognized as rental income and $159,486 was included in income from investment in and cash received from Dakota Petroleum Transport Solutions, LLC. For the year ended December 31, 2011 $114,967 of the $229,934 in rent payments was recognized as rental income and $114,967 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Minimum future rent payments on the non-cancelable operating lease receivable in the years following December 31, 2013 are as follows:

For the Years Ending December 31,	Amount
2014	$457,944
2015	457,944
2016	457,944
2017	457,944
2018	457,944
2019 – 2026	3,663,552
Total	$5,953,272

5.     Lease Agreement

In July 2013, the Company entered into a lease agreement with UNIMIN Corporation to lease certain land owned by the Company in New Town, North Dakota. Under the lease agreement, beginning in January 2014, the Company will receive monthly lease payments of $10,000 through December 2023, with annual increases of 3% starting January 2016. The lease agreement includes a provision that allows UNIMIN Corporation the option to renew and extend the term of the lease for four additional periods of five years each. In addition, all improvements to the land, including rail tracks and the sand facility, revert to the Company upon termination of the lease.

6.      Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of December 31, 2013 and 2012.

On January 14, 2011, the Company declared a dividend to the owners of the Company’s common stock. The owners of the Company’s common stock made an election to receive either a cash dividend of $0.10 per share of common stock owned or a stock dividend of 0.0645 shares of the Company’s common stock for each share of common stock owned. Based on the shareholders’ elections the Company paid $1,941,632 in cash and issued 1,441,774 shares of common stock.

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

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In June 2013, the Company issued an aggregate 308,108 shares of common stock to its non-employee directors. These shares were valued at $1,140,000 or $3.70 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses.

In June 2013, 153,527 shares of common stock were surrendered by certain non-employee directors and an executive of the Company to cover tax obligations in connection with their stock awards. The total value of these shares was $568,058, which was based on the market price on the date the shares were surrendered.

In December 2013, the Company completed a registered direct offering of 7,000,000 shares of common stock at a price of $2.15 per share for total gross proceeds of $15,050,000. The Company incurred costs of $1,139,695 related to this offering. These costs were netted against the proceeds of the offering through additional paid in capital.

In December 2013, the Company issued 4,660,535 shares of common stock to satisfy $10,020,143 of its outstanding promissory notes; a price of $2.15 per share, the value of shares issued through the registered direct offering.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In December 2013, as part of the restructuring of the Company’s promissory notes, certain note holders surrendered 304,732 shares of common stock previously issued pursuant to the November 2, 2012, Amended Election, Exchange and Loan Agreement. The surrender of these shares was accounted for as decrease in common stock and an increase in additional paid in capital based on the $.001 par value of the shares.

Stock Split

On October 31, 2011, the Company’s board of directors and a majority of its stockholders approved a 2-for-1 stock split pursuant to which all stockholders of record received two shares of common stock for each single share of common stock owned as of the record date. This stock split increased the issued and outstanding shares by approximately 18,200,000, the outstanding warrants by approximately 2,100,000 and the outstanding stock options by approximately 125,000. GAAP requires that the stock split be applied retrospectively to all periods presented. As a result, all stock, warrant and option transactions have been adjusted to account for the 2-for-1 stock split.

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

Warrants

Warrants Granted February 1, 2011

On February 1, 2011, in conjunction with the closing of the senior promissory notes (see Note 8), the Company issued warrants to purchase a total of 3,500,000 shares of common stock exercisable at $0.285 per share. The relative fair value of the warrants was initially reported as a debt discount and netted against the amount due on the promissory notes on the consolidated balance sheet. The warrants can be exercised at any time until the warrants expire in January 2021.

Using the Black-Scholes option valuation model the Company determined the fair value of the warrants to be $2,189,248 and allocated the debt proceeds in accordance with the relative fair value method. The Company recorded a $1,346,816 discount on the senior notes representing the allocation of the relative fair value to the warrants. On November 1, 2011, the senior notes were exchanged for new promissory notes. The exchange of the notes was accounted for as an extinguishment of debt, therefore, the entire discount was amortized to interest expense for the year ended December 31, 2011.

On March 26, 2012, 2,450,000 of these warrants were exercised. The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 63,420 of the Company’s common stock.

Warrants Granted February 22, 2011

On February 22, 2011, the Company issued an executive of the Company warrants to purchase a total of 600,000 shares of common stock exercisable at $2.50 per share. The total fair value of the warrants was calculated using the Black-Scholes option valuation model based on factors present at the time the warrants were issued. These warrants vested on February 5, 2013. As of December 31, 2013, there is no remaining unrecognized compensation expense related to these warrants. The Company recognized $4,712, $28,275 and $23,563 of expense related to these warrants for the years ended December 31, 2013, 2012 and 2011, respectively.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Warrants Granted April 5, 2011

On April 5, 2011, the Company issued warrants to purchase a total of 100,000 shares of common stock exercisable at $2.50 per share to an employee as part of an employment agreement. The total fair value of the warrants was calculated using the Black-Scholes option valuation model based on factors present at the time the warrants were issued. These warrants vested on April 5, 2013. As of December 31, 2013, there is no remaining unrecognized compensation expense related to these warrants. The Company recognized $9,725, $38,900 and $29,175 of expense related to these warrants for the years ended December 31, 2013, 2012 and 2011, respectively.

Warrants Granted November 1, 2012

On November 1, 2012, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 50,000 shares of common stock exercisable at $3.28 per share. The total fair value of the warrants was calculated using the Black-Scholes option valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on November 1, 2016. The consulting agreement terminated on November 1, 2013. The Company recorded general and administrative expense of $62,788 for the year ended December 31, 2013, related to these warrants.

Warrants Granted November 2, 2012

On November 2, 2012, in conjunction with the private placement of promissory notes (see Note 8), the Company issued warrants to purchase a total of 921,000 shares of common stock exercisable at $4.00 per share. The fair value of the warrants was reported as a debt discount and netted against the amount due on the promissory notes on the consolidated balance sheet. The warrants can be exercised at any time until the warrants expire in October 31, 2017.

Using the Black-Scholes option valuation model the Company determined the fair value of the warrants to be $1,264,985 and allocated the debt proceeds in accordance with the relative fair value method. The Company recorded a $1,048,889 discount on the promissory notes representing the allocation of the relative fair value to the warrants. The debt issuance costs will be amortized over the term of the promissory notes. For the years ended December 31, 2013 and 2012, the Company recognized interest expense of $349,632 and $58,272, respectively, related to the amortization of this debt discount.

Warrants Granted January 1, 2013

On January 1, 2013, the Company issued warrants to a consultant, pursuant to a consulting agreement, to purchase a total of 100,000 shares of common stock exercisable at $3.25 per share. The total fair value of the warrants was calculated using the Black-Scholes option valuation model based on factors present at the time the warrants were issued. The warrants can be exercised at any time until the warrants expire on February 15, 2018. The consulting agreement terminated on May 31, 2013. The Company recorded general and administrative expense of $145,875 for the year ended December 31, 2013.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the impact on the Company’s consolidated statements of operations for stock-based compensation expense related to warrants granted for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
General and Administrative Expenses	$223,100	$67,174	$52,738
Interest Expense	349,632	58,272	1,346,816

A summary of warrants granted for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at January 1, 2011	-	$-	-	$-
Granted	4,200,000	0.65	-	-
Exercised	(50,000)	0.285	-	-
Outstanding at December 31, 2011	4,150,000	0.66	8.3	13,866,750
Granted	971,000	3.96	-	-
Exercised	(2,450,000)	0.285	-	-
Outstanding at December 31, 2012	2,671,000	2.10	5.60	3,490,000
Granted	100,000	3.25	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2013	2,771,000	$2.24	4.95	$2,015,000

For the years ended December 31, 2013, 2012 and 2011, other information pertaining to warrants is as follows:

	2013	2012	2011
Weighted-average grant-date fair value of warrants granted	$1.46	$1.37	$0.55
Total intrinsic value of warrants exercised	$-	$26,276,250	$92,000
Total grant-date fair value of warrants vested during the year	$280,223	$1,327,773	$2,189,248

The following assumptions were used for the Black-Scholes option valuation model to value the warrants granted during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Risk free rates	0.72%	0.73%	1.33 - 3.48%
Dividend yield	0.00%	0.00%	0.00%
Expected Volatility	51.97%	48.70-49.8%	48.27 - 56.17%
Weighted average expected life	5 yrs.	4 - 5 yrs.	3.5 - 10 yrs.

The table below reflects the status of warrants outstanding at December 31, 2013:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

In September 2011, the Company granted 200,000 options in aggregate, to members of the board and 50,000 options to its Chief Financial Officer pursuant to an employment agreement. The options were granted at a price of $2.50 and the optionees were fully vested on the grant date. The total fair value of the options was calculated using the Black-Scholes option valuation model based on factors present at the time the options were granted. The Company recognized $82,704 of expense related to these options in the year ended December 31, 2011. 50,000 of these options expired in December 2012 and are no longer outstanding.

On August 14, 2012, the Company granted 15,625 options to a member of its board. The options were granted at a price of $8.00 and the optionee was fully vested on the grant date. The total fair value of the options was calculated using the Black-Scholes option valuation model based on factors present at the time the options were granted. The Company recognized $24,047 of expense related to these options in the year ended December 31, 2012.

In February 2013, the Company granted stock options under its 2011 Equity Incentive Plan to its Chief Executive Officer to purchase a total of 200,000 shares of common stock exercisable at $4.07 per share. The total fair value of the options was calculated using the Black-Scholes option valuation model based on factors present at the time the options were granted. The options vest over 36 months with 66,666 options vesting on February 8, 2014 and 66,667 vesting on February 8, 2015 and 2016. The Company recognized $169,939 of expense related to these options in the year ended December 31, 2013.

The following table presents the impact on the Company’s consolidated statements of operations for stock-based compensation expense related to options granted for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
General and Administrative Expenses	$169,939	$24,047	$82,704

A summary of options for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at January 1, 2011	-	$-	-	$-
Granted	250,000	2.50	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at December 31, 2011	250,000	2.50	4.8	1,375,000
Granted	15,625	8.00	-	-
Exercised	-	-	-	-
Forfeited or Expired	(50,000)	2.50	-	-
Outstanding at December 31, 2012	215,625	$2.90	3.9	$150,000
Granted	200,000	4.07	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at December 31, 2013	415,625	$3.46	5.0	$-

Stock Options Exercisable at December 31, 2011	250,000	$2.50	4.8	$1,375,000
Stock Options Exercisable at December 31, 2012	215,625	$2.90	3.9	$150,000
Stock Options Exercisable at December 31, 2013	215,625	$2.90	2.9	$-

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2013, 2012, and 2011, other information pertaining to stock options was as follows:

	2013	2012	2011
Weighted-average per share grant-date fair value of stock options granted	$1.63	$1.54	$0.66
Total grant-date fair value of stock options vested during the year	$-	$24,047	$82,704

The following assumptions were used for the Black-Scholes option valuation model to value the options granted during the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Risk free rates	0.84%	0.27%	0.39%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	39.14-52.43%	30.35%	33.98%
Weighted average expected life	4 - 5 yrs.	2.5 yrs.	2.5 yrs.

At December 31, 2013, $155,938 of compensation expense will be recognized in future periods related to options that had been granted as of December 31, 2013.

Restricted Stock Awards

During the years ended December 31, 2013, 2012, and 2011 the Company issued 794,063, 38,437 and 600,000 restricted shares of common stock, respectively, as compensation to officers, employees and consultants of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than March 2016. As of December 31, 2013, there was $1.9 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants through March 2016. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expenses of $1,285,066, $384,376 and $290,314 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended:
	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Restricted Shares Outstanding
Beginning of Year	568,437	$1.36	550,000	$1.02	-	$-
Shares Granted	794,063	3.81	38,437	6.63	600,000	1.00
Lapse of Restrictions	(593,437)	1.46	(20,000)	2.13	(50,000)	0.78
Restricted Shares Outstanding	769,063	$3.82	568,437	$1.36	550,000	$1.02

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.	Promissory Notes

On November 1, 2011, the Company entered into an Exchange and Loan Agreement with the holders of certain senior and junior promissory notes (“Old Notes”). As part of the Exchange and Loan Agreement the holders of the Old Notes agreed to exchange their notes for new promissory notes. The total value of these new notes was $9 million and all unpaid accrued interest and principal were payable on March 1, 2013 (the “New Notes”). The New Notes bore interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter.

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

In connection with the issuance of the New Notes, the holders also received from the Company, at the holders election, either (i) a cash payment equal to 2% of the aggregate principal amount of the Old Notes exchanged (“Cash Extension Fee”), or (ii) a number of shares of the Company’s common stock equal to the Cash Extension Fee divided by $4.00. Based on the election of the Old Note holders the Company paid $150,000 in cash for the Cash Extension Fee and issued 7,500 shares of the Company’s common stock. The fair value of the Cash Extension Fee paid and the shares of the Company’s common stock issued, $180,000, has been reported on the Company’s consolidated statement of operations as loss on extinguishment of debt for the year ended December 31, 2011. In connection with the exchange, the Company wrote-off debt issuance costs of $336,704 in 2011, which were recorded as interest expense in the Company’s consolidated statement of operations.

Loss on Extinguishment of Debt – Year Ended December 31, 2011

The Company assessed the impact of the exchange of the senior and junior notes for the New Notes and whether it should be accounted for as an extinguishment of debt and the issuance of new debt or a modification of the existing debt. The present value of the remaining payments on the New Notes was substantially different than the present value of the senior and junior notes; therefore the Company reported the transaction as an extinguishment of debt. Since the exchange was accounted for as an extinguishment of debt all cost incurred and the increase in fair value of the Company’s liabilities was reported as loss on extinguishment of debt on the consolidated statement of operations.

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

In conjunction with the issuance of the promissory notes, the Company issued warrants to purchase 921,000 shares of our common stock, exercisable at $4.00 per share. The warrants expire on October 31, 2017.

The Company recorded $1,048,889 of debt discount against these promissory notes representing the allocation of the relative fair value to the warrants issued (see Note 7). The debt discount will be amortized over the term of the promissory notes using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2013 and 2012, the Company recognized interest expense of $349,632 and $58,272, respectively, related to the amortization of this debt discount.

The Company incurred finance costs of $195,062 related to these notes, which will be amortized over the term of the notes and included in interest expense on the consolidated statement of operations. The interest expense recorded for the years ended December 31, 2013 and 2012 was $65,021 and $10,839, respectively.

Amended Election, Exchange and Loan Agreements

In addition, on November 2, 2012, pursuant to the Amended Election, Exchange and Loan Agreements, the Company repaid the outstanding principal to a holder of the New Notes in the amount of $500,000. The term of the remaining $8.5 million in New Notes was extended using two different maturity dates. $4,605,300 of the New Notes was extended to March 1, 2014 and $3,894,700 was extended to October 31, 2015. All of the holders of the New Notes agreed to surrender and void the $27,663,950 of promissory notes and 1,296,963 shares of the Company’s common stock received April 21, 2012, related to the additional payment provision in the New Notes.

As a result of the revaluation of the additional payment provision and revised elections of the holders, the Company issued promissory notes in the aggregate of $11,965,300 and 1,757,075 shares of its common stock. The promissory notes bore interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

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

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Adjustment, Extension and Loan Agreement

On December 10, 2013, the Company entered into an Adjustment, Extension and Loan Agreement (“Loan Agreements”) with each of the holders of the Company’s New Notes, pursuant to which the Company issued new debt securities in connection with an extension and reduction of the outstanding debt.

Pursuant to the Loan Agreements, the holders of the New Notes due March 1, 2014 agreed to extend the maturity dates of such notes to September 30, 2014.

In addition, the holders of the promissory notes issued under the Amended Election, Exchange and Loan Agreements agreed to revalue the additional payment provision. This revaluation resulted in a reduction of the principal amount of the promissory notes by $1,945,156. In connection with the Loan Agreements, in exchange for the original promissory notes issued, the Company issued $10,020,143 principal amount of 12% amended and restated senior unsecured promissory notes due October 31, 2015. Additionally, the holders agreed to surrender 304,732 shares of the Company’s common stock issued as part of the Amended Election, Exchange and Loan Agreements. The surrender of these shares was accounted for as decrease in common stock and an increase in additional paid in capital based on the $.001 par value of the shares. The amended and restated senior unsecured promissory notes bore interest at the rate of 12% per annum, with interest payable in arrears on the last day of each fiscal quarter.

The Loan Agreements also provided that, if the Company completes a sale of not less than $5.0 million worth of capital stock, either registered or through a private placement (a “Qualified Equity Placement”), on or before December 10, 2015, the Company would use not less than 50% of the proceeds from such sale to repay, pro rata in order of maturity, all or a portion of the promissory notes due September 30, 2014 and $3,894,700 principal amount of New Notes due October 2015. Additionally, if the Company completes a Qualified Equity Placement on or before December 10, 2014, then, the Company could elect to convert $10,020,143 aggregate principal amount of the amended and restated senior unsecured promissory notes due October 15, 2015 into shares of common stock at the per-share price used in the Qualified Equity Placement. The registered direct offering of the Company’s common stock, which closed on December 16, 2013, was a Qualified Equity Placement, and the Company exercised the right to convert the amended and restated senior unsecured promissory notes due October 15, 2015, which resulted in the issuance of 4,660,535 additional shares of the Company’s common stock based on an offering price of $2.15 per share.

The Company also repaid the outstanding principal on the $4,605,300 of the promissory notes due September 30, 2014 and $2,317,383 of outstanding principal on New Notes with a maturity of October 31, 2015.

Gain on Extinguishment of Debt – Year Ended December 31, 2013

The Company assessed the impact of the Adjustment, Extension and Loan Agreement and whether it should be accounted for as an extinguishment of debt and the issuance of new debt or a modification of the existing debt. The present value of the remaining payments was substantially different than the present value of the original agreements. Therefore, the Company reported the transaction as an extinguishment of debt. Since the exchange was accounted for as an extinguishment of debt, the decrease in fair value of the Company’s liabilities (net of cost incurred) was reported as gain on extinguishment of debt of $1,726,515, or $0.04 per share, on the consolidated statement of operations.

Outstanding Promissory Notes at December 31, 2013

As of December 31, 2013, the Company has the following outstanding promissory notes:

Maturity Date	Principal Amount
October 31, 2015	$7,717,317
Unamortized debt discount at December 31, 2013	(640,985)
Promissory notes, net of debt discount	$7,076,332

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

Pioneer Terminal

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

During the availability period, a loan under the Facility bears interest at a rate per annum equal to either (i) nine percent (9%), at any time when the aggregate unpaid principal amounts of the loans outstanding is less than $10 million, or (ii) twelve percent (12%), at any time the aggregate unpaid principal amount of loans outstanding is greater than or equal to $10 million. After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million, or (iii) twelve percent (12%), at any time the aggregate unpaid principal amounts of the loans outstanding is greater than or equal to $10 million. There was $7.5 million borrowed under the Facility at December 31, 2013.

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

The Company incurred finance costs of $9,783 related to the Credit Agreement, which will be amortized over the term of the notes and included in interest expense on the consolidated statement of operations. The interest expense recorded for the year ended December 31, 2013 was $5,707.

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

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The income tax benefit for the years ended December 31, 2013, 2012, and 2011 consists of the following:

	2013	2012	2011
Current Income Taxes
Federal	$(879,000)	$879,000	$-
State	(149,000)	152,459	3,000

Deferred Income Taxes
Federal	(8,000)	(2,188,000)	(1,827,000)
State	(18,000)	(224,000)	(183,000)

Total benefit	$(1,054,000)	$(1,380,541)	$(2,007,000)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2013, 2012 and 2011 to the amount of income tax benefit that would result from applying the statutory rate to pretax loss.

Reconciliation of reported amount of income tax benefit:

	Year Ended December 31,

	2013	2012	2011
Loss before taxes and NOL	$(2,779,364)	$(3,381,211)	$(5,117,791)
Federal statutory rate	35%	35%	34%
Tax benefit computed at federal statutory rates	(973,000)	(1,183,000)	(1,740,000)
State taxes, net of federal taxes	(106,000)	(120,000)	(174,000)
Debt discount	-	-	(95,000)
Other	25,000	(77,541)	2,000
Reported benefit	$(1,054,000)	$(1,380,541)	$(2,007,000)

The components of the Company’s deferred tax asset were as follows:

	Year Ended December 31,
	2013	2012
Deferred Tax Assets (Liabilities)
Current:
Deferred rent	$10,000	$16,000
Prepaid expenses	(18,000)	(11,000)
Net operating loss	3,866,000	-
Interest expense	-	1,537,000
Warrants issued as debt discount	(135,000)	(135,000)
Other	5,000	7,000
Current	3,728,000	1,414,000

Non-current:
Fixed assets	(403,000)	(418,000)
Share based compensation	632,000	168,000
Investment in Dakota Petroleum Transport Solutions, LLC	(3,677,000)	(18,000)
Investment in Dakota Plains Services, LLC	(27,000)	-
Interest expense	-	2,818,000
Warrants issued as debt discount	(113,000)	(247,000)
Deferred rent	117,000	127,000
Net operating loss	3,618,000	-
Other	6,000	11,000
Non-current	153,000	2,441,000

Total deferred tax assets (liabilities)	$3,881,000	$3,855,000

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax benefit. For the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any interest or penalties in the consolidated statement of operations, nor did the Company have any interest or penalties accrued in the consolidated balance sheet at December 31, 2013 and 2012 relating to unrecognized benefits.

At December 31, 2013 the Company has a net operating loss carry forward for federal and state income tax purposes of $19.3 million. At December 31, 2011 the Company had a net operating loss carry forward for federal and state income tax purposes of $215,000, which was used to offset taxable income for the year ended December 31, 2012.

The Company reported a net deferred tax asset of $3,881,000 on its consolidated balance sheet as of December 31, 2013. GAAP requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company has determined that no valuation allowance is necessary related to the deferred tax assets at December 31, 2013. The net operating loss carry forward that was generated in the year ended December 31, 2013 was caused by the tax expense related to the satisfaction of promissory notes with the issuance of the Company's common stock and the Company’s pro rata share of the bonus depreciation that DPTS recorded related to the Pioneer Terminal for income tax purposes. The Company had taxable income in the year ended December 31, 2012 and anticipates taxable income for the year ending December 31, 2014.

The 2012, 2011 and 2010 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

10.	Operating Lease

Effective May 1, 2013, the Company entered into an operating lease agreement on 3,781 square feet of office space.  The lease requires initial base monthly lease payments of $6,302.  The base annual lease payments increase by $1 per square foot on June 1 of 2014, 2015 and 2016.  The lease expires on May 31, 2017.  The Company is also responsible for a pro rata share of real estate taxes and general operating expenses. Total rent expense under the agreement was approximately $82,000 for the year ended December 31, 2013.

Minimum future base lease payments under the building lease are as follows:

Year Ending December 31,	Amount
2014	$78,000
2015	82,000
2016	85,000
2017	36,000
Total	$281,000

The Company received $28,000 of landlord incentives under the operating lease agreement.  The Company has recorded a deferred rent liability for this amount that is being amortized over the term of the lease.

11.	Financial Instruments

The Company’s financial instruments include cash and cash equivalents, other receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, other receivables, and accounts payable approximate fair value because of their immediate or short-term maturities.

12.	Fair Value

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

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012, the Company has no financial instruments measured at fair value on a recurring basis in the consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 8).

13.	Merger Agreement

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

14.	Commitments and Contingencies

Lac-Mégantic, Quebec

We, and certain our subsidiaries, DPTSM and DPTS, are among the many defendants named in various litigation relating to the derailment of a Montreal Main & Atlantic Railroad, Ltd. (“MM&A”) train in Lac-Mégantic, Quebec.  We believe all claims asserted against us and our subsidiaries are without merit and intend to vigorously defend against such claims.

On July 6, 2013, an unmanned freight train operated by MM&A with 72 tank cars carrying approximately 50,000 barrels of crude oil rolled downhill and derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM, a crude oil marketing joint venture in which we indirectly own a 50% membership interest, subleased the tank cars involved in the incident from an affiliate of our joint venture partner. A different affiliate of our joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS, a crude oil transloading joint venture in which we also indirectly own a 50% membership interest, arranged for the transloading of the crude oil for DPTSM into tank cars at DPTS’s facility in New Town, North Dakota. An affiliate of our joint venture partner also contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MM&A.

On July 15, 2013, four named plaintiffs filed a petition in the Canadian Province of Quebec, in the district of Megantic seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs.  In its most recent iteration, filed on February 12, 2014, the petition lists four named plaintiffs and over fifty defendants, including, among others, (i) MM&A; (ii) Edward Burkhardt, individually; (iii) World Fuel Services, Corp.; (iv) Western Petroleum Company; (v) Petroleum Transport Solutions, LLC; (v) Dakota Plains Transloading, LLC; (vi) Dakota Petroleum Transport Solutions, LLC; (vii) Dakota Plains Marketing, LLC.; and (viii) DPTS Marketing, LLC. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Around July 29, 2013, nineteen individuals also filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident.  The lawsuits assert claims for negligence against the eight defendants noted above.   On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine.  On August 29, 2013, the defendants jointly removed the cases from state court in Cook County, to federal court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and World Fuel Services, Corp. and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the Maine federal district court.  As of the date of this report, the Maine federal district court was still considering these motions.

As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board is conducting an investigation into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities. The Company is currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the aforementioned proceedings. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, in which DPTS leases the facility for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-days written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period.  TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief.  Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim.  As of December 31, 2013, DPTS has not recorded any accruals associated with this legal claim.

At December 31, 2013, a $66,351 of the other receivables balance was attributed to the net asset relating to the amount of cost the Company expects to recover from the third parties responsible for causing the incidents on its property in excess of the estimated amount of cost that it reasonably expects to pay for cleanup measures. At December 31, 2012, the Company estimated the amount of cost that it reasonably expects to pay for cleanup measures exceeded the amount it expected to recover from the responsible third parties and recorded a net liability accordingly.

15.	Subsequent Events

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
Total Revenues	$95,199	$99,570	$76,758	$77,845
Expenses	1,485,375	2,589,326	1,987,443	2,566,527
Loss From Operations	(1,390,176)	(2,489,756)	(1,910,685)	(2,488,682)
Other Income (Expense)	2,352,073	1,506,954	(1,413,078)	3,053,986
Income Tax Provision (Benefit)	373,000	(389,000)	(1,266,000)	228,000
Net Income (Loss)	588,897	(593,802)	(2,057,763)	337,304
Net Income (Loss) Per Common Share – Basic	0.01	(0.01)	(0.05)	0.01
Net Income (Loss) Per Common Share – Diluted	0.01	(0.01)	(0.05)	0.01

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Total Revenues	$80,279	$77,932	$51,407	$56,865
Expenses	800,669	626,423	845,421	794,707
Loss From Operations	(720,390)	(548,491)	(794,014)	(737,842)
Other Income (Expense)	(24,624,885)	5,908,414	1,071,146	17,064,851
Income Tax Provision (Benefit)	(9,475,400)	2,004,385	105,474	5,985,000
Net Income (Loss)	(15,869,875)	3,355,538	171,658	10,342,009
Net Income (Loss) Per Common Share – Basic	(0.43)	0.08	0.00	0.25
Net Income (Loss) Per Common Share – Diluted	(0.43)	0.08	0.00	0.24

Dakota Petroleum Transport Solutions, LLC

Contents

Independent Auditor’s Report	3

Financial Statements

Balance Sheets	4

Statements of Income	5

Statements of Members’ Capital	6

Statements of Cash Flows	7

Notes to Financial Statements	8-13

Independent Auditor’s Report

Board of Directors

Dakota Petroleum Transport Solutions, LLC

We have audited the accompanying financial statements of Dakota Petroleum Transport Solutions, LLC, which comprise the balance sheets as of December 31, 2013 and 2012, and the related statements of income, members’ capital, and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Petroleum Transport Solutions, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 14, 2014

Dakota Petroleum Transport Solutions, LLC
Balance Sheets

As of December 31,	2013	2012

Assets
Current assets:
Cash	$6,921,264	$8,883,094
Due from related party	2,840,292	1,468,989
Other receivables	68,896	286,658
Other current assets	481,139	100,097
Total current assets	10,311,591	10,738,838

Property and equipment:
Construction in Process	7,551,187	1,300,126
Building	3,190,387	-
Machinery	12,702,655	-
Furniture & fixtures	6,828	-
IT project software	154,592	-
Vehicle	46,442	-
Leasehold improvements	2,067,862	2,067,862
Tanks	4,237,751	-
Terminal	19,813,452	-
Less: Accumulated depreciation	1,205,880	785,416
Total property and equipment, net	48,565,276	2,582,572

Other Assets - Long-term	303,226	331,269

Total assets	$59,180,093	$13,652,679

Liabilities
Current liabilities:
Accounts payable	$7,998,082	$2,536,083
Accounts payable, related parties	35,879	81,174
Total current liabilities	8,033,961	2,617,257

Members’ capital:
DP member capital	25,573,066	5,517,711
PTS member capital	25,573,066	5,517,711
Total members’ capital	51,146,132	11,035,422

Total liabilities and members’ capital	$59,180,093	$13,652,679
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC
Statement of Income

For the years ended December 31,	2013	2012

Revenue	$17,475,294	$15,884,822
Cost of revenue	7,588,802	5,217,444
Gross profit	9,886,492	10,667,378

Operating expenses:
Provision for bad debts	-	451,700
General and administrative	1,960,448	3,754,518
Total operating expenses	1,960,448	4,206,218

Income from operations	7,926,044	6,461,160

Non-operating income, net	-	29,873

Net income	$7,926,044	$6,491,033
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC
Statements of Members’ Capital

	DP	PTS	Total
Balance, December 31, 2011	$3,150,188	$3,150,188	$6,300,376
Capital contributions	85,563	85,563	171,126
Net income	3,245,517	3,245,516	6,491,033
Distributions	(963,557)	(963,556)	(1,927,113)

Balance, December 31, 2012	5,517,711	5,517,711	11,035,422
Capital contributions	17,524,333	17,524,333	35,048,666
Net income	3,963,022	3,963,022	7,926,044
Distributions	(1,432,000)	(1,432,000)	(2,864,000)
Balance, December 31, 2013	$25,573,066	$25,573,066	$51,146,132
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC
Statements of Cash Flows

For the years ended December 31,	2013	2012
Cash flows from operating activities:
Net income	$7,926,044	$6,491,033

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash member contributions, rental expense	48,666	171,126
Amortization	23,713	128,427
Depreciation	420,464	458,586
Loss on disposal of property and equipment	100,000	-
Provision for bad debt	-	451,700

Changes in assets and liabilities:
Accounts receivable	-	689,970
Due from related parties	(1,371,303)	(1,468,989)
Other receivables	217,762	(286,658)
Other current assets	(381,042)	150,231
Deferred rental expense	4,330	(208,969)
Accounts payable	(334,658)	1,773,833
Accounts payable-related parties	(45,295)	79,098

Net cash provided by operating activities	6,608,681	8,429,388

Cash flows used in investing activities:
Purchase of property and equipment	(40,706,511)	(1,035,729)

Cash flows from financing activities:
Member contributions	35,000,000	-
Distributions to members	(2,864,000)	(1,927,113)
Net cash provided by (used in) financing activities	32,136,000	(1,927,113)

Net increase (decrease) in cash	(1,961,830)	5,466,546
Cash, at beginning of period	8,883,094	3,416,548
Cash, at end of period	$6,921,264	$8,883,094

Supplemental Schedule of Non-cash Investing Activities

As of December 31, 2013 and 2012, the Company had accrued capital expenditures totaling $6,173,638 and $376,981 respectively, which were recorded in accounts payable.
The accompanying notes are an integral part of these financial statements.

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statements

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

The Company was organized to engage in the acquisition, construction and operation of a petroleum transloading facility in New Town, North Dakota. On June 1, 2012, DPT entered into an amended and restated member control agreement with PTS and Dakota Petroleum Transport Solutions, LLC. The amended and restated member control agreement, among other things, incorporated all previous amendments and supplements, extended the initial term until December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the Company amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the Company subsequently amended the amended and restated member control agreement to extend the initial term through December 31, 2026. On December 31, 2013, the Company entered into the Second Amended and Restated Member Control Agreement (the “Second AR MCA”) that, among other things, named DPT as the Facility Management Member.

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company’s cash positions represent assets held in checking accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits but believes the risk of loss is minimal.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such significant estimates include the amount of cost that it reasonably expects to pay for cleanup measures and recover from the responsible third parties, recoverability of property and equipment, and depreciable lives for property and equipment. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of other receivables and accounts payable approximates fair value based on the short maturities of this instrument.

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statements

Concentration of Risk

For the year ended December 31, 2013, the Company had revenues from DPTS Marketing LLC, a related party through common ownership, of approximately $17.5 million (100% of total revenues), and as of December 31, 2013, it also had receivables due from related parties from the same customer totaling $2,840,292. For the year ended December 31, 2012, the Company had revenues from DPTS Marketing LLC of approximately $14.0 million (89% of total revenues), and as of December 31, 2012, it also had receivables due from related parties from the same customer totaling $1,468,989.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets ranging from five to fourteen years. Assets recorded under leasehold improvements are amortized using the straight-line method over the remaining term of the amended and restated member control agreement. Title to all leasehold improvements revert to the landlord at the end of the lease term. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the useful life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

For the years ended December 31, 2013 and 2012, the Company had fixed assets related to in progress construction of $7,551,187 and $1,300,126, respectively. As of December 31, 2013 and 2012, the Company had property and equipment of $42,219,969 and $2,067,862, respectively. Depreciation expense for the years ended December 31, 2013 and 2012 was $420,464 and $458,586, respectively.

Revenue Recognition

Revenue is recognized when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. The Company records the gross sale of fuel-related services when the transloading of petroleum-related products is complete.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the year ended December 31, 2013, the Company recorded an expense of $100,000 related to the abandonment of certain assets. There was no impairment expense for the years ended December 31, 2013 and 2012.

Income Taxes

The Company intends to continue to operate so as to qualify for United States federal and state income tax purposes, as a partnership. Therefore, the Company generally is not subject to United States federal income tax at the entity level. Its members will be required to take into account their allocable share of each item of the Company’s income, gain, or loss and credits for its taxable year ending within or with their taxable year for federal or state income tax purposes.

The Company has no liabilities for unrecognized tax benefits.

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statements

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalties in the statements of income, nor did the Company have any interest or penalties accrued in the balance sheet at December 31, 2013 or 2012 relating to unrecognized tax benefits.

Subsequent Events

Management has evaluated subsequent events through March 14, 2014, which is the date the financial statements were available to be issued.

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

•

Lease the transloading facility as well as any necessary equipment for operation of the transloading facility to the Company at set rent payment terms. As per the amended and restated lease agreement, DPT received monthly base rent of $19,161 through May 30, 2012. On November 1, 2013, Dakota Plains Holdings, Inc. and the Company entered into the first amendment to amended and restated member control agreement (the “First Amendment”). This First Amendment stipulated that DPT receive $31,881 for each calendar month ending on or after June 1, 2012 through and until December 31, 2012, $60,470 for each calendar month for the period commencing January 1, 2013 and ending on June 30, 2013, $48,162 for each calendar month for the period commencing July 1, 2013 and ending on December 31, 2013, and $38,162 for each calendar month on and after January 1, 2014 through the term of the amended and restated member control agreement.

•

Serve as the “Facility Management Member” and coordinate and manage the day-to-day operation of the transloading facility. DPT will be reimbursed on a monthly basis for costs associated with the Facility Management Activities as approved by the board of governors. Beginning January 2014, $12,500 per month shall be paid to DPT in order to defray expenses related to the employment of the Chief Operating Officer of Dakota Plains Holdings, Inc. in recognition of his contribution to the facility management activities.

Services to be performed by PTS:

•

Make available an amount of rail cars sufficient for the Company to be able to service the transloading facility at a throughput volume of 10,000 barrels per day for which PTS charges the Company $33,750 per month. Beginning in July 2011 and continuing through the term of the amended and restated member control agreement, DPTS Marketing LLC, a related party through common ownership, assumed the railcar leasing liability.

•

Coordinate and manage all accounting and bookkeeping functions in connection with the operation of the transloading facility. The Company paid a monthly accounting fee of $2,800 through October 2011 and $5,000 per month through December 31, 2013. Pursuant to the written action dated December 31, 2013, the annual accounting fee will be $190,000 for the year ending December 31, 2014.

•	Coordinate and manage the trucking and rail logistics for the Transloading Facility, including the

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statements

scheduling and monitoring of trains and trucks arriving to and departing from the Transloading Facility.

See Note 2 for disclosures regarding concentration of risk, revenues, and accounts receivable accounting policies.

The operations of the transloading facility commenced in November 2009. Under provisions of the Agreement, the profits and losses of the joint venture are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are paid pro rata based upon the average number of units owned by each member each calendar day during such calendar quarter. In connection with joint venture transactions during the years ended December 31, 2013 and 2012, the Company recognized related party costs of revenue totaling $700,455 and $490,100, respectively. In connection with joint venture transactions during each of the years ended December 31, 2013 and 2012, the Company recognized related party general and administrative expenses of $60,000 and $66,600, respectively.

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

The Company recognized rental expense of $26,995 per month through May 31, 2012, $5,164 per month from June 1, 2012 through May 31, 2013, and $3,263 per month starting on June 1, 2013 through the end of the term of the amended and restated member control agreement to reflect the economics of the $1,052,820 of costs incurred by its members. Total rent expense related to these costs was $48,666 and $171,126 for the years ended December 31, 2013 and 2012, respectively. No cash has been paid related to this rental expense; the rental expense recorded is being treated as a non-cash increase in the members’ investment in the Company.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company will pay 75% of the cash distributions to DPT until DPT has been reimbursed for these additional expenditures. The additional expenditures by DPT would also incur interest at an interest rate of 7% per annum until paid in full. After DPT was reimbursed, the cash distributions reverted back to the 50/50 split as per the Agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the Agreement. As of December 31, 2013 the Company had reimbursed DPT for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, an outstanding invoice related to the costs incurred as part of the Supplemental Agreement was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures were $772,791. The $772,791 of additional costs incurred by DPT in excess of amounts paid by PTS will be recognized as rental expense over the remaining term of the joint venture, of which $23,713 and $128,427 was expensed during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company has paid $328,060 and $372,225 in lease payments in excess of the amount reported as expense. The amount is included in other current assets and other assets – long-term on the balance sheet with the amount to be expensed in the next twelve months recorded as a current asset. There are no future lease payments

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statements

payable related to this agreement as of December 31, 2013 and 2012.

The Company had accounts payable to related parties of $35,879 and $81,174 as of December 31, 2013 and 2012, respectively.

4.	Pioneer Project

The Pioneer Rail Terminal (the “Terminal”), a 192 acre site with two 8,300 ft. loop tracks each capable of 120 car unit trains, was commissioned in December 2013. The total cost of the Terminal is estimated to be $50 million and will be funded by both cash on hand and member contributions. As of December 31, 2013, DPT and PTS have each made member contributions of $17.5 million. Also as of December 31, 2013, the Company has paid $40.5 million in invoiced costs, has $6.2 million in outstanding payables, and has placed $39.1 million of assets into service.

5.	Commitments and Contingencies

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

Since October 2012, the Company has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, in which the Company leases the facility for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-days written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when the Company finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter. We intend to vigorously defend against this claim. As of December 31, 2013, we have not recorded any accruals associated with this legal claim.

Lac-Mégantic, Quebec

On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) with 72 tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. An affiliate of the Company subleased the tank cars involved in the incident from PTS, and an affiliate of PTS owned title to the crude oil being carried in the derailed tank cars. A different affiliate of PTS also contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MMA.

In July and August 2013, the Company, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well

Dakota Petroleum Transport Solutions, LLC

Notes to Financial Statements

as costs. In addition, in July and August 2013, the Company, along with a number of other third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against the Company.

While the Company maintains insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.

Other Receivables

At December 31, 2013, $66,351 of the other receivables balance was attributed to the net asset relating to the amount of cost the Company expects to recover from the third parties responsible for causing the incidents on its property in excess of the estimated amount of cost that it reasonably expects to pay for cleanup measures. At December 31, 2012, the Company estimated the amount of cost that it reasonably expects to pay for cleanup measures exceeded the amount it expected to recover from the responsible third parties and recorded a net liability accordingly.

Other

From time to time, incidents occur on our property that require cleanup measures. The Company expects to recover the amounts in excess of such cleanup costs from the third parties responsible for causing such incidents.

DPTS Marketing LLC

Contents

Independent Auditor’s Report	3

Financial Statements

Balance Sheets	4

Statements of Income	5

Statements of Members’ Capital	6

Statements of Cash Flows	7

Notes to Financial Statements	8-13

Independent Auditor’s Report

Board of Directors

DPTS Marketing, LLC

We have audited the accompanying financial statements of DPTS Marketing, LLC, which comprise the balance sheets as of December 31, 2013 and 2012, and the related statements of income, members’ capital, and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DPTS Marketing, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 14, 2014

DPTS Marketing LLC
Balance Sheets

As of December 31,	2013	2012

Assets
Current assets:
Cash	$18,054,174	$45,522,940
Prepaid fuel and expenses	829,381	399,892
Other receivables	4,961,448	-
Due from Trading Member	9,678,172	3,476,554
Total current assets	33,523,175	49,399,386

Total assets	$33,523,175	$49,399,386

Liabilities
Current liabilities:
Accounts payable	$7,259,739	$1,369,704
Accounts payable, related parties	2,841,649	2,579,732
Total current liabilities	10,101,388	3,949,436

Non-current liabilities:
Preferred return payable to members	504,109	1,638,356
Total liabilities	10,605,497	5,587,792

Members’ capital:
DP member capital	11,458,839	21,905,797
PTS member capital	11,458,839	21,905,797
Total members’ capital	22,917,678	43,811,594

Total liabilities and members’ capital	$33,523,175	$49,399,386
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC
Statements of Income

For the years ended December 31,	2013	2012

Trading commission income	$55,729,970	$79,008,731
Cost of revenue	47,738,199	56,609,756

Gross profit	7,991,771	22,398,975

General and administrative expenses	2,065,264	1,535,299

Income from operations	5,926,507	20,863,676

Other expense, net	3,163	42,484

Net income	$5,923,344	$20,821,192

Return of members’ preferred contributions	(997,260)	(1,002,740)

Net income attributable to members	$4,926,084	$19,818,452
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Members’ Capital

	DP			PTS
	Members Capital	Members Preferred	Total DP Capital	Members Capital	Members Preferred	Total PTS Capital	Total Capital
Balance, December 31, 2011	$1,996,571	$10,000,000	$11,996,571	$1,996,571	$10,000,000	$11,996,571	$23,993,142

Net income attributable to members:
Net income	10,410,596	-	10,410,596	10,410,596	-	10,410,596	20,821,192
Preferred returns	(501,370)	-	(501,370)	(501,370)	-	(501,370)	(1,002,740)
Net income attributable to members:	9,909,226	-	9,909,226	9,909,226	-	9,909,226	19,818,452

Balance, December 31, 2012	11,905,797	10,000,000	21,905,797	11,905,797	10,000,000	21,905,797	43,811,594

Distributions	(12,910,000)	-	(12,910,000)	(12,910,000)	-	(12,910,000)	(25,820,000)

Net income attributable members:
Net income	2,961,672	-	2,961,672	2,961,672	-	2,961,672	5,923,344
Preferred returns	(498,630)	-	(498,630)	(498,630)	-	(498,630)	(997,260)
Net income attributable for members	2,463,042	-	2,463,042	2,463,042	-	2,463,042	4,926,084

Balance, December 31, 2013	$1,458,839	$10,000,000	$11,458,839	$1,458,839	$10,000,000	$11,458,839	$22,917,678
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Cash Flows

For the years ended December 31,	2013	2012

Cash Flows from Operating Activities:
Net Income	$5,923,344	$20,821,192

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid fuel and expenses	(429,489)	(399,892)
Other current assets	(4,961,448)	-
Accounts payable	5,890,035	(815,145)
Accounts payable, related parties	261,917	2,579,732
Due from trading member	(6,201,618)	2,536,745
Net cash provided by operating activities	482,741	24,722,632

Cash Flows from Financing Activities:
Preferred member distributions	(2,131,507)	-
Distributions to members	(25,820,000)	-
Net cash used in financing activities	(27,951,507)	-

Net increase (decrease) in cash	(27,468,766)	24,722,632
Cash at beginning of period	45,522,940	20,800,308
Cash at end of period	$18,054,174	$45,522,940
The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Notes to Financial Statements

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

Each of the members was also required to make an initial member preferred contribution of $10,000,000 in May of 2011 to support the Trading Activities of the Company. Upon written agreement of all the members, the members will make such additional member preferred contributions as are agreed upon. All member preferred contributions received shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to there being cash available. The Company made payments of $2,131,507 to the members relating to the preferred return in September 2013. This payment was for the cumulative preferred return from the date of the initial member preferred contribution through June 30, 2013.

The Company was organized to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities. On June 1, 2012, the Company amended and restated its member control agreement. The amended and restated member control agreement, among other things, incorporated all previous amendments and supplements, extended the initial term until December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the Company amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the Company subsequently amended the amended and restated member control agreement to extend the initial term through December 31, 2026. On December 31, 2013, the Company entered into the Second Amended and Restated Member Control Agreement (“Revised MCA”) that, among other things, increased the operating and accounting fees paid to the Trading Member and amended the limitations on its Trading Activities.

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

Unless otherwise approved by each member, the Trading Member’s ability to engage in Trading Activities shall be subject to the following limitations until the effective date (December 31, 2013) of the Revised MCA:

                    (i)          each individual transaction shall be subject to a maximum volume of five thousand

DPTS Marketing LLC

Notes to Financial Statements

(5,000) barrels per day and a maximum term of twelve (12) months; provided that such maximum volume may be increased to ten thousand (10,000) barrels per day and such maximum term may be increased to twenty-four (24) months for any individual transaction with the approval of each Member’s Authorized Person;

                    (ii)          the aggregate portfolio limit in respect of Trading Activities shall be twenty-five thousand (25,000) barrels per day of purchases and/or sales;

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

Beginning on the effective date (December 31, 2013) of the Revised MCA and unless otherwise approved by each Member, the Trading Member’s ability to engage in Trading Activities shall be subject to the following limitations:

                    (i)          each individual transaction shall be subject to a maximum volume of ten thousand (10,000) barrels per day and a maximum term of twenty-four (24) months; provided that such maximum volume may be increased to twenty thousand (20,000) barrels per day and such maximum term may be increased to forty-eight (48) months for any individual transaction with the approval of each Member’s Authorized Person;

                    (ii)          the aggregate portfolio limit in respect of Trading Activities shall be fifty thousand (50,000) barrels per day of purchases and/or sales;

                    (iii)          the maximum outright flat price volume exposure in respect of Trading Activities at any time shall be fifty thousand (50,000) barrels, either long or short; and

                    (iv)          all Trading Activities shall be transacted through segregated subaccounts reviewed by independent auditors on a quarterly basis. The Trading Member also agrees to provide such documents and information as are reasonably requested to allow all Members to complete quarterly financial reviews and annual audits of all Trading Activities for their own financial reporting purposes.

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

DPTS Marketing LLC

Notes to Financial Statements

(i)	when VFT is 17,000 barrels per day or lower, the lesser of 70% of VFT and 8,000 barrels per day; or

(ii)	when VFT is greater than 14,000 barrels per day, 70% of VFT.

2.	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company’s cash positions represent assets held in checking accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits but believes the risk of loss is minimal.

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

As of December 31, 2013 and 2012, the Company has Due from Trading Member of $9,678,172 and $3,476,554, respectively.

Revenue Recognition

Revenue is represented on the financial statements as Trading Commission Income from the Trading Member. This Trading Commission Income is net of costs of the Trading Activities conducted by the Trading Member and is recognized when the product is delivered, the sales price is fixed or determinable and collectability is reasonably assured.

For the year ended December 31, 2013, the Company recognized Trading Commission Income of $55,729,970, which represents the net of $946,904,038 of revenue and $891,174,068 of costs of revenue of the Trading Activities performed by the Trading Member on behalf of the Company.

For the year ended December 31, 2012, the Company recognized Trading Commission Income of $79,008,731, which represents the net of $793,739,408 of revenue and $714,730,677 of costs of revenue of the Trading Activities performed by the Trading Member on behalf of the Company.

Concentration of Risk

The revenue recorded by the Trading Member relating to Trading Activities for the year ended December 31, 2013 consisted of a total of thirty customers, of which four customers accounted for approximately 86% of the total

DPTS Marketing LLC

Notes to Financial Statements

revenue. For the year ended December 31, 2012, the Company had a total of nineteen customers, of which five customers accounted for approximately 80% of the total revenue.

The cost of revenue recorded by the Trading Member relating to Trading Activities for the year ended December 31, 2013 consisted of a total of thirty-five suppliers, of which five suppliers accounted for approximately 75% of the total cost of revenue. The year ended December 31, 2012 consisted of a total of twenty-four suppliers, of which four suppliers accounted for approximately 70% of the total cost of revenue.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalties in the statements of income, nor did the Company have any interest or penalties accrued in the balance sheet at December 31, 2013 or 2012 relating to unrecognized tax benefits.

Subsequent Events

Management has evaluated subsequent events through March 14, 2014, which is the date the financial statements were available to be issued.

3.	Related Party Transactions

Commencing with the first calendar month during which the Company takes physical delivery of North Dakota crude oil through the effective date (December 31, 2013) of the Revised MCA, the Company paid to PTS (the “Trading Member”) an amount equal to $0.08 per barrel (the “Charge”) of North Dakota crude oil subject to Trading Activities during such month; provided, that from and after such time the Trading Member shall be entitled to receive a minimum monthly Charge calculated assuming a minimum volume of five thousand (5,000) barrels per day in Trading Activities. In the event the Trading Member does not engage in any Trading Activities for three (3) consecutive months, then such minimum monthly Charge shall be suspended until the month during which Trading Activities resume. Beginning with the effective date (December 31, 2013) and pursuant to Section 3.3(b) of the Revised MCA, the Trading Member shall receive an amount equal to $0.15 per barrel of North Dakota Crude Oil (as defined in the Revised MCA) subject to the Trading Activities during such month, in order to defray expenses related to performing the Trading Activities.

Furthermore, accounting and bookkeeping services for the Company, including the calculation of the amounts of outstanding member preferred contributions, the amounts of preferred returns, if any, the distribution percentage and amounts payable to the members, shall be performed by the Trading Member at a rate equal to $0.0225 per barrel for every barrel of crude oil successfully marketed by the Company through March 31, 2012 and $0.06 per barrel for every barrel of crude oil marketed beginning on April 1, 2012. Per Section 7.6(c) of the Revised MCA,

DPTS Marketing LLC

Notes to Financial Statements

accounting, bookkeeping, tax and treasury services (collectively, the “Financial Services”) for the Company shall be performed by PTS or its Affiliates, and the reasonable market rate of fees for the Financial Services (collectively, the “Financial Services Fee”) shall be paid by the Company as approved by the board of governors on an annual basis. Pursuant to the written action dated December 31, 2013, the board of governors deems $540,000 to be a reasonable market rate of fees for Financial Services for the 2014 fiscal year.

In connection with trading and accounting fees, during the periods ended December 31, 2013 and 2012, the Company recorded related party general and administrative expenses of $1,311,084 and $1,011,449, respectively.

Beginning July 2011 and continuing through the term of the agreement, the Company assumed the railcar leasing liability of Dakota Petroleum Transport Solutions, LLC, a related party through ownership. In addition, the Company entered into an agreement to sublease from the Trading Member all railcars necessary to conduct the trading activities on behalf of the Company. In accordance with the sublease agreement, the Company shall assume all the terms and responsibilities of the original lease which includes freight costs, maintenance and storage. For the years ended December 31, 2013 and 2012, the Company recognized rail car costs of $9,631,287 and $7,652,664, respectively, which are included in cost of revenue in the statements of income.

4.	Commitments & Contingencies

Lac-Mégantic, Quebec

On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) with 72 tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. The Company subleased the tank cars involved in the incident from PTS, and an affiliate of PTS owned title to the crude oil being carried in the derailed tank cars for the economic benefit of the Company. A different affiliate of PTS also contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MMA.

In July and August 2013, the Company, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. In addition, in July and August 2013, the Company, along with a number of other third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against the Company.

While the Company maintains insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.

The Company has incurred costs related to this incident related to the replacement of railcars. As of the December 31, 2013, the Company has included $4,961,448 in other receivables on the balance sheet related to the anticipated insurance reimbursements related to these costs incurred.

The Company is separately evaluating potential claims that may be asserted against third parties to recover costs

DPTS Marketing LLC

Notes to Financial Statements

and other liabilities that may be incurred as a result of this incident. The Company can provide no guarantee that any such claims, if brought by the Company, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims.

The Company is currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the above proceedings. Accordingly, the Company has not made any provisions for these potential losses in its financial statements.

