Form 10-Q
period 2014-03-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2014-05-09
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 8, 2014, the registrant had 54,770,351 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

ASSETS

	March 31, 2014	December 31, 2013
CURRENT ASSETS
Cash and Cash Equivalents	$8,122,345	$13,011,608
Trade Receivables	856,273	—
Income Tax Receivable	1,120,057	1,120,057
Other Current Assets	592,164	542,523
Due from Related Party	1,451,310	2,840,292
Other Receivables	171,752	68,896
Deferred Tax Asset	3,648,000	3,728,000
Total Current Assets	15,961,901	21,311,376

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	5,808,781	5,498,501
Terminal	20,211,177	19,813,452
Machinery	17,721,691	12,702,655
Construction in Progress	70,312	7,551,187
Other Property and Equipment	11,201,223	6,747,349
Total Property and Equipment	58,180,033	55,479,993
Less - Accumulated Depreciation	2,845,474	1,810,259
Total Property and Equipment, Net	55,334,559	53,669,734

PREFERRED DIVIDEND RECEIVABLE	375,345	252,057

INVESTMENT IN DPTS MARKETING LLC	11,422,180	11,458,836

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	191,853	70,399

FINANCE COSTS, NET	104,580	123,280

DEFERRED TAX ASSET	756,000	153,000

OTHER ASSETS	15,902	15,902

Total Assets	$84,162,320	$87,054,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,698,226	$8,286,489
Accrued Expenses	207,265	1,547,645
Accounts Payable-Related Parties	8,694	722
Total Current Liabilities	6,914,185	9,834,856

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	7,163,740	7,076,332
Promissory Note, Pioneer Terminal	7,500,000	7,500,000
Other Non-Current Liabilities	15,167	16,917
Total Long-Term Liabilities	14,678,907	14,593,249
Total Liabilities	21,593,092	24,428,105

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 54,770,351 and 54,206,380 Issued and Outstanding, Respectively	54,770	54,206
Additional Paid-In Capital	44,218,721	43,836,032
Accumulated Deficit	(8,173,088)	(6,836,825)
Total Equity Dakota Plains Holdings, Inc.	36,100,403	37,053,413
Non-Controlling Interest in Subsidiary	26,468,825	25,573,066
Total Stockholders’ Equity	62,569,228	62,626,479

Total Liabilities and Stockholders’ Equity	$84,162,320	$87,054,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
REVENUES
Transloading Revenue	$5,455,458	$—
Rental Income	30,000	95,199
Total Revenues	5,485,458	95,199

COST OF REVENUE	2,098,699	—

Gross Profit	3,386,759	95,199

OPERATING EXPENSES
General and Administrative Expenses	3,017,778	1,444,391
Depreciation and Amortization	1,035,215	40,984
Total Operating Expenses	4,052,993	1,485,375

LOSS FROM OPERATIONS	(666,234)	(1,390,176)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	—	1,414,260
Income from Investment in DPTS Marketing LLC	86,632	1,766,563
Income from Investment in Dakota Plains Services, LLC	121,454	62,055
Interest Expense (Net of Interest Income)	(502,136)	(890,805)
Total Other Income (Expense), net	(294,050)	2,352,073

INCOME (LOSS) BEFORE TAXES	(960,284)	961,897

INCOME TAX PROVISION (BENEFIT)	(514,885)	373,000

NET INCOME (LOSS)	(445,399)	588,897

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	890,864	—

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF DAKOTA PLAINS HOLDINGS, INC.	$(1,336,263)	$588,897

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.02)	$0.01

Weighted Average Shares Outstanding - Basic	53,598,684	41,418,606

Weighted Average Shares Outstanding - Diluted	53,598,684	42,827,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(445,399)	$588,897
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	1,035,215	40,984
Amortization of Debt Discount	87,408	87,408
Amortization of Finance Costs	18,700	16,255
Deferred Income Taxes	(523,000)	257,000
Share-Based Consulting Fees	—	130,769
Decrease in Deferred Rental Income	—	(21,273)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	—	(1,414,260)
Income from Investment in DPTS Marketing LLC	(86,632)	(1,766,563)
Income from Investment in Dakota Plains Services, LLC	(121,454)	(62,055)
Non-Cash Rental Income	—	(3,875)
Non-Cash Rental Expense	4,895	—
Amortization of Deferred Rent	(1,750)	—
Share-Based Compensation	1,128,932	420,890
Changes in Working Capital and Other Items
Increase in Trade Receivables	(856,273)	—
Increase in Income Taxes Receivable	—	(42,883)
Increase in Other Receivables	(102,856)	—
Increase in Other Current Assets	(49,641)	(201,105)
Decrease in Due from Related Party	1,388,982	19,433
Increase in Accounts Payable	421,134	362,361
Increase in Income Taxes Payable	—	21,546
Increase (Decrease) in Accrued Expenses	(1,440,380)	82,000
Decrease in Deferred Rental Income	—	(176,662)
Increase in Accounts Payable-Related Party	7,972	—
Increase in Other Assets	—	(894)
Net Cash Provided By (Used In) Operating Activities	465,853	(1,662,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(4,709,437)	(67,482)
Cash Received from Dakota Petroleum Transport Solutions, LLC	—	47,822
Net Cash Used In Investing Activities	(4,709,437)	(19,660)

CASH FLOWS USED IN FINANCING ACTIVITIES
Common Shares Surrendered	(645,679)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,889,263)	(1,681,687)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,011,608	2,340,083

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,122,345	$658,396

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$445,246	$787,225
Cash Paid During the Period for Income Taxes	$8,115	$34,000

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$4,174,456	$—
Change in Preferred Dividend Receivable	$123,288	$121,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2014

1.	Organization and Nature of Business

Dakota Plains Holdings, Inc. (the “Company”, “our” and words of similar import) is an integrated midstream energy company, principally focused on developing and owning transloading facilities and marketing and transporting crude oil and related products within the Williston Basin.

Dakota Plains Transloading, LLC (“DPT”), a wholly owned subsidiary of the Company, was formed in April 2011 primarily to participate in the ownership and operation of a transloading facility near New Town, North Dakota through which producers, transporters, and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

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

The Company is governed by its board of directors and managed by its officers.

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2013, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2013. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013.

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

In July 2013, the FASB issued Accounting Standards Update “ASU” No. 2013-11 “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” which provides that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company adopted this ASU effective January 1, 2014. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture (prior to December 31, 2013), 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, and 50% owned Dakota Plains Services, LLC (“DPS”) joint venture. DPTS, DPTSM, and DPS have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements. The Company’s share of the joint ventures’ operating results for each reporting period is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting. Effective at end of business on December 31, 2013, DPT was appointed the Facility Management Member of Dakota Petroleum Transport Solutions, LLC. The appointment as the Facility Management Member requires consolidation of the financial statements of Dakota Petroleum Transport Solutions, LLC with and into the consolidated financial statements of the Company. The Company consolidated the financial statements of Dakota Petroleum Transport Solutions, LLC with and into its March 31, 2014 and December 31, 2013 condensed consolidated balance sheets and its condensed consolidated statement of operations for the three months ended March 31, 2014.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site development	15 years
Terminal	13 years
Machinery	5-13 years
Other Property and Equipment	3 - 5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,035,215 and $40,984 for the three months ended March 31, 2014 and 2013, respectively. The Company had fixed assets related to in progress construction of $70,312 and $7,551,187 at March 31, 2014 and December 31, 2013, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment recorded during the three months ended March 31, 2014 and 2013.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of March 31, 2014 and December 31, 2013. Any required environmental accruals would generally be accounted for by DPTSM and DPS.

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

Revenue Recognition

Dakota Petroleum Transport Solutions, LLC recognizes revenue when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. Dakota Petroleum Transport Solutions, LLC records the gross sale of fuel-related services when the transloading of petroleum-related products is complete.

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested and restricted stock grants, the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three months ended March 31, 2014, the potentially dilutive shares are anti-dilutive and thus not added into the diluted EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding – basic	53,598,684	41,418,606
Plus: Potentially dilutive common shares
Stock options, warrants and restricted stock	—	1,408,471
Weighted average common shares outstanding – diluted	53,598,684	42,827,077

Stock options, warrants and restricted stock excluded from EPS due to the anti-dilutive effect	852,988	131,957

The following stock warrants and restricted stock represent potentially dilutive shares as of March 31, 2014:

March 31, 2014
Restricted Stock	1,016,150
Stock Warrants	2,771,000
Total Potentially Dilutive Shares	3,787,150

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

Non-Controlling Interest

ASC 810 “Consolidation” requires that a non-controlling interest be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest at March 31, 2014 and December 31, 2013 is due to the non-controlling member of Dakota Petroleum Transport Solutions, LLC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. The accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the condensed consolidated statement of operations for the three months ended March 31, 2014 also include the accounts of Dakota Petroleum Transport Solutions, LLC. All significant intercompany accounts and transactions have been eliminated. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS. The appointment as the Facility Management Member requires consolidation of the financial statements of DPTS with and into the consolidated financial statements of the Company.

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

Each of the members of Dakota Petroleum Transport Solutions, LLC was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of March 31, 2014.

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

On June 1, 2012, DPT entered into an amended and restated member control agreement with Dakota Petroleum Transport Solutions, LLC and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendments and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the parties further amended the amended and restated member control agreement to, among other things, extend the initial term through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement (“Revised MCA”) that, among other things, named DPT as the Facility Management Member.

Due to the Revised MCA, the Company accounted for this joint venture using the equity method of accounting through the end of business on December 31, 2013, at which time it was consolidated. Accordingly, the Company’s share of income from the joint venture is included in other income on the condensed consolidated statement of operations for the three months ended March 31, 2013. At March 31, 2014 and December 31, 2013, the Company reflected the assets and liabilities of DPTS at carryover basis.

On August 30, 2013, the Board of Governors of DPTS Marketing LLC authorized a distribution to each member simultaneously in the amount of $10 million, which was used by its members to fund capital contributions to Dakota Petroleum Transport Solutions, LLC in order to fund a portion of the Pioneer Terminal.

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

To reflect the economics of the $526,410 of costs incurred, the Company recognized rental income of $3,873 for the three months ended March 31, 2013. No cash was received related to this rental income; the rental income recorded was treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from Dakota Petroleum Transport Solutions, LLC until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of March 31, 2014, the Company has been reimbursed for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791.

Rental income related to the Supplemental Agreement was $622 for the three months ended March 31, 2013. There were no future lease payments receivable related to this agreement as of March 31, 2014 and December 31, 2013.

The Revised MCA, among other things, names DPT as the Facility Management Member. This assumption of control of the day-to-day operations caused a change in how the Company must account for the joint venture. Effective December 31, 2013, the Company was required to consolidate the balance sheet of Dakota Petroleum Transport Solutions, LLC with and into its consolidated balance sheet. Effective January 1, 2014, the Company began consolidating the operations of Dakota Petroleum Transport Solutions, LLC with and into its consolidated financial statements. The amounts are included in the pro forma financial statements below.

Pro Forma Information

The assumption of the control of day-to-day management of the operations was effective at the end of business December 31, 2013. Therefore, the operating results of Dakota Petroleum Transport Solutions, LLC have not been included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013. The following unaudited pro forma results of operations assume that the change in control of day-to-day management of the operations had been effective for the aforementioned period. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations.

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in Dakota Petroleum Transport Solution, LLC have been removed.

Three Months Ended March 31, 2013
Revenues	$4,924,261
Net Income	1,907,954
Net Income Attributable to Non-Controlling Interest	1,319,057
Net Income Attributable to Shareholders of Dakota Plains Holdings, Inc.	588,897

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

Each of the members of DPTS Marketing LLC was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of March 31, 2014.

Each of the members of DPTS Marketing LLC was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to cash availability. At March 31, 2014 and December 31, 2013, the Company accrued a preferred dividend receivable of $375,345 and $252,057, respectively, on its condensed consolidated balance sheets. In September 2013, the Company received a payment of $1.1 million related to the cumulative preferred return. This payment was for the cumulative preferred return from the date of the initial $10 million contribution through June 30, 2013. No additional payments have been received since September 2013.

The operations of DPTS Marketing LLC commenced in May 2011. Under the member control agreement, the profits and losses of DPTS Marketing LLC are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding. The Company did not receive any priority cash distribution payments from DPTS Marketing LLC for the three months ended March 31, 2014 and 2013.

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

The unaudited financial statements of DPTS Marketing LLC are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Sales	$14,993,115	$19,842,543
Net Income	173,264	3,533,126
Company’s Share of Equity in Net Income	86,632	1,766,563

	March 31, 2014	December 31, 2013
Total Assets	$37,954,893	$33,523,175
Total Liabilities	15,110,533	10,605,497
Share of Equity in Net Assets	11,422,180	11,458,839

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

JPND made an initial capital contribution of $650,000 to Dakota Plains Services, LLC. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of March 31, 2014.

The member control agreement of Dakota Plains Services, LLC includes a provision that JPND will receive all distributions from the joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split 50/50 after JPND has received distributions equal to its capital contribution. The Company received no distributions for the three months ended March 31, 2014 and 2013.

The operations of Dakota Plains Services, LLC commenced in September 2012. Under provisions of the member control agreement the profits and losses of Dakota Plains Services, LLC are split 50/50 pro rata based on the number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in Dakota Plains Services, LLC on its condensed consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from Dakota Plains Services, LLC for the three months ended March 31, 2013 less the unrecognized losses from the period ended December 31, 2012. The Company did not recognize the loss from Dakota Plains Services, LLC for the period ended December 31, 2012 or decrease its investment in Dakota Plains Services, LLC below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to Dakota Plains Services, LLC.

The unaudited financial statements of Dakota Plains Services, LLC are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Sales	$4,585,949	$3,173,574
Net Income	242,908	316,261
Company’s Share of Equity in Net Income	121,454	62,055

	March 31, 2014	December 31, 2013
Total Assets	$9,203,394	$9,945,720
Total Liabilities	8,141,262	9,126,495
Share of Equity in Net Assets	191,853	70,399

4.	Lease Agreement – Related Party

In November 2009, our predecessor entered into an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (See Note 3).

In accordance with the equity method requirements described in Note 3, prior to December 31, 2013, 50% of the rent payments received were recognized as rental income and 50% were included in income from investment from Dakota Petroleum Transport Solutions, LLC. Accordingly, for the three months ended March 31, 2013, $90,704 of the $181,409 in rent payments was recognized as rental income and $90,705 was included in income from investment in Dakota Petroleum Transport Solutions, LLC.

5.	Lease Agreement

In July 2013, the Company entered into an operating lease agreement with UNIMIN Corporation to lease certain land owned by the Company in New Town, North Dakota. The Company began receiving monthly lease payments of $10,000 in January 2014 and will continue to do so through December 2023, with annual increases of 3% starting January 2016. The lease agreement includes a provision that allows UNIMIN Corporation the option to renew and extend the term of the lease for four additional periods of five years each. In addition, all improvements to the land, including rail tracks and the sand facility, revert to the Company upon termination of the lease.

6.	Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of March 31, 2014 and December 31, 2013.

In January 2014, the Company issued 236,739 shares of common stock to its executives and an employee pursuant to our 2011 Equity Incentive Plan. These shares were valued at $532,663, or $2.25 per share, the market value of the shares of common stock on the date of issuance, and have been expensed as general and administrative expenses.

In March 2014, the Company issued 50,498 shares of common stock to an executive and an employee pursuant to our 2011 Equity Incentive Plan. These shares were valued at $109,581, or $2.17 per share, the market value of the shares of common stock on the date of issuance, and have been expensed as general and administrative expenses.

During the three months ended March 31, 2014, 297,749 shares of common stock were surrendered by certain executives and employees of the Company to cover tax obligations in connection with their fully vested and restricted stock awards. The total value of these shares was $645,679, which was based on the market price on the date the shares were surrendered.

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

Warrants

The table below reflects the status of warrants outstanding at March 31, 2014:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the three months ended March 31, 2014.

•

The Company recorded general and administrative expense of $0 and $113,687, respectively, for the three months ended March 31, 2014 and 2013 related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that had been granted as of March 31, 2014, as the Company recognized the entire fair value upon vesting.

•	There are 2,771,000 warrants that are exercisable at March 31, 2014.

•	No warrants were exercised during the three months ended March 31, 2014.

Stock Options

Effective January 16, 2014, certain executives and outside directors of the Company agreed to surrender the 415,625 stock options granted to them in prior periods. There are no options outstanding at March 31, 2014.

Restricted Stock Awards

During the three months ended March 31, 2014, the Company issued 574,483 restricted shares of common stock as compensation to officers and employees of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than March 2017. As of March 31, 2014, there was $2.8 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the weighted average period of 2.2 years. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $386,687 and $242,638 for the three months ended March 31, 2014 and 2013, respectively, related to issuances of restricted shares.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	769,063	$3.82
Shares Granted	574,483	$2.24
Lapse of Restrictions	(327,396)	$3.88
Restricted Shares Outstanding at March 31, 2014	1,016,150	$2.91

8.	Promissory Notes

As of March 31, 2014, the Company has the following outstanding promissory notes:

Maturity Date	Principal Amount
October 31, 2015	$7,717,317
Unamortized debt discount at March 31, 2014	(553,577)
Promissory notes, net of debt discount	$7,163,740

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter.

The Company incurred finance costs of $195,062 related to these promissory notes, which is being amortized over the term of the notes and is included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for each of the three months ended March 31, 2014 and 2013 was $16,255.

Pioneer Terminal

On June 17, 2013, Dakota Plains Transloading, LLC (“Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (“Credit Agreement”) with World Fuel Services Corporation. The Credit Agreement provides the Borrower with a $20 million delayed draw term loan facility (the “Facility”) to finance the Borrower’s share of improvements to be made to the Pioneer Terminal in New Town, North Dakota. The availability period for draws under the Facility expires on September 30, 2014, and the maturity date of the Facility is December 31, 2026. The Facility is secured by a mortgage on a majority of the land owned by the Company in New Town, North Dakota as well as a pledge of the equity owned by the Borrower in Dakota Petroleum Transport Solutions, LLC.

During the availability period, a loan under the Facility bears interest at a rate per annum equal to either (i) nine percent (9%), at any time when the aggregate unpaid principal amount of the loans outstanding is less than $10 million, or (ii) twelve percent (12%), at any time the aggregate unpaid principal amount of loans outstanding is greater than or equal to $10 million. After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million, or (iii) twelve percent (12%), at any time the aggregate unpaid principal amount of the loans outstanding is greater than or equal to $10 million. There was $7.5 million outstanding under the Facility at March 31, 2014 and December 31, 2013.

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

The Company incurred finance costs of $9,783 related to the Credit Agreement, which is being amortized over the term of the notes and is included in interest expense on the condensed consolidated statement of operations. The interest expense recorded for the three months ended March 31, 2014 was $2,445.

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

The income tax expense (benefit) for the three months ended March 31, 2014 and 2013 consists of the following:

	Three Months Ended March 31,
	2014	2013
Current Income Taxes	$8,115	$116,000

Deferred Income Taxes
Federal	(474,000)	233,000
State	(49,000)	24,000

Total Expense (Benefit)	$(514,885)	$373,000

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense (benefit). For the three months ended March 31, 2014 and 2013, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at March 31, 2014 and December 31, 2013, relating to unrecognized benefits.

The Company reported a net deferred tax asset of $4,404,000 on its condensed consolidated balance sheet as of March 31, 2014. GAAP requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company has determined that no valuation allowance is necessary related to the deferred tax assets at March 31, 2014. The net operating loss carry forward of $19.3 million that was generated in the year ended December 31, 2013 was caused by the tax expense related to the satisfaction of promissory notes with the issuance of the Company’s common stock and the Company’s pro rata share of the bonus depreciation that Dakota Petroleum Transport Solutions, LLC recorded related to the Pioneer Terminal for income tax purposes. The Company had taxable income in the year ended December 31, 2012 and anticipates taxable income for the year ending December 31, 2014.

The 2013, 2012, 2011 and 2010 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

10.	Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, other receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, trade receivables, other receivables and accounts payable approximate fair value because of their immediate or short-term maturities. They carrying amounts of our promissory notes outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar borrowings.

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

As of March 31, 2014 and December 31, 2013, the Company has no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 8).

12.	Commitments and Contingencies

Lac-Mégantic, Quebec

As previously disclosed, various lawsuits have been filed against us, certain of our subsidiaries, DPTS, and DPTSM related to the July 2013 train derailment in Lac-Mégantic, Quebec. For additional information regarding the legal proceedings related to the train derailment, see our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II – Item 1 of this Periodic Report on Form 10-Q for the quarter ended March 31, 2014.

We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, in which DPTS leases the facility for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-days written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final September termination, as well as, monetary damages for future losses and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of March 31, 2014 and December 31, 2013, DPTS has not recorded any accruals associated with this legal claim.

At March 31, 2014, $171,752 of the other receivables balance was attributed to the net asset relating to the amount of cost that DPTS expects to recover from the third parties responsible for causing the incidents on its property in excess of the estimated amount of cost that it reasonably expects to pay for cleanup measures.

13.	Subsequent Events

In connection with preparing the unaudited consolidated financial statements for the three months ended March 31, 2014, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the United States Securities and Exchange Commission (SEC).

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

          Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and “Part II, Item 1A. Risk Factors” in this Current Report on form 10-Q, each as filed with the SEC.

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

          We are party to an operating lease agreement with Dakota Petroleum Transport Solutions, LLC (“DPTS” or the “transloading joint venture”) in which our wholly owned subsidiary, Dakota Plains Transloading, LLC (“DPT”), owns a 50% ownership interest. The lease will automatically terminate when the member control agreement governing DPTS is terminated. The initial term of the member control agreement is through December 31, 2026 and automatically extends in two-year intervals unless and until terminated. Under a lease, we receive monthly lease payments from the transloading joint venture. The lease agreement includes provisions that allow us to collect additional rents if we incur certain additional costs related to the equipment and facility. The transloading joint venture generates income primarily from a per-barrel fee charged when crude oil is transloaded into a tank railcar located at our facility. Currently, semi-trailer trucks owned and operated by our trucking joint venture and third parties, deliver crude oil to our facility by releasing it into ten Leased Access Custody Transfer stations where it is piped into our storage tanks. Crude oil is also transferred into the storage tanks via gathering pipelines. The crude oil is then piped from one of our two storage tanks to our high speed loading facility that can accommodate ten railcars simultaneously where it is transloaded into those railcars. Using the aforementioned methods, our site has the capacity to transload approximately 50,000 barrels per day.

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

2.

During the contracted month DPTSM sends both trucks from our trucking joint venture and third parties to pick up the crude oil from certain wellhead locations specified by the producer, or receives the crude oil delivered in New Town, North Dakota.

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

          In September 2012, our wholly owned subsidiary, Dakota Plains Trucking (“DP Trucking” or the “trucking joint venture”), formed a joint venture with JPND. DP Trucking and JPND each own 50% of the trucking joint venture. The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture runs until December 31, 2022. The term will automatically extend in two-year renewal periods unless and until terminated.

          The Pioneer Terminal represents a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Terminal provides two 8,300 foot loop tracks that can accommodate two 120 rail car unit trains and increases the throughput capacity from 30,000 barrels per day to up to 50,000 barrels per day, 180,000 barrels of crude oil on-site storage, a high-speed loading facility that accommodates 10 rail cars simultaneously, and transfer stations to receive crude oil from local gathering pipelines and trucks. In early October 2013, the first gathering system pipeline was connected to the Pioneer Terminal and began transporting crude oil in late October 2013 to its 90,000 barrel storage tank.

          The Pioneer Terminal was commissioned in December 2013 and began loading cars and sending trains in January 2014. The Pioneer Terminal logged over 120,000 work hours without a lost time incident, and was completed on time and under budget. Total cost of the project was approximately $50 million and was funded equally by us and World Fuel Services Corporation. Our 50% share of the cost was funded with approximately $15.5 million cash on hand, $7.5 million credit facility draw-down, and the remaining $2.0 million balance will be drawn down from the credit facility in the second quarter of 2014. In January 2014 we began transloading third party crude oil and in February 2014 we began transloading crude oil for one of the large E&P producers with a contract that reflects a set fee and minimum volume.

          The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel, and pipe.

          We continue to develop our inbound oilfield products business at the Pioneer Terminal. Construction is currently underway for the $15.0 million fracturing sand terminal (“Sand Terminal”) announced with UNIMIN in August 2013. Completion of the Sand Terminal is scheduled for May 2014. It will have a throughput capacity of approximately 750,000 tons per year, and will be composed of 10,000 tons of fixed sand storage, an enclosed transloading facility, twin high-speed truck load outs, and four ladder tracks. In February 2014, UNIMIN began moving sand at the New Town facility. The new Sand Terminal will supply energy service companies with hydraulic fracturing sands sourced directly from UNIMIN’s newest and largest proppant production facility in Tunnel City, Wisconsin. The fracturing sands will be transported on Canadian Pacific’s rail network. Under terms of the agreements between the parties, UNIMIN will provide a direct marketing service to oilfield service companies and fund the construction of the four new ladder tracks, sand storage and transloading facility. We provide a land lease to UNIMIN for up to 30 years and will receive monthly lease payments of $10,000 through December 2023, with annual increases of 3.0% starting January 2016. DPTS will provide fee-based transloading services.

Current Business Drivers

          As reported by the U.S. Geological Survey (“USGS”), the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date per the USGS website for a production plateau is between the years of 2022 to 2024. The USGS estimated parts of North Dakota may contain as much as 7.4 billion barrels of crude oil. As of May 2014, North Dakota ranks second behind Texas in terms of production of natural resources in the United States.

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

          Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the best price. In the Williston Basis, 72% of crude oil production was being shipped via rail as of January 2014 compared to 68% via rail in January 2013, according to data from the March 13, 2014 North Dakota Pipeline Authority Monthly Update.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

          We experienced a net loss attributable to shareholders of Dakota Plains Holdings, Inc. of $1.3 million for the three months ended March 31, 2014 compared to net income of attributable to shareholders of Dakota Plains Holdings, Inc. of $589,000 for the three months ended March 31, 2013. The net loss for the first quarter of 2014 was driven by a decrease in the income from our indirect ownership interest in the marketing joint venture, due to a lower per barrel margin, primarily as a result of the significant narrowing of the price spread between Brent and WTI experienced in the last two months of the quarter. In addition, income from our indirect ownership in the transloading joint venture was lower, primarily the result of a higher depreciation expense, as a majority of the Pioneer Terminal was placed into service at the end of 2013. The net income for the three months ended March 31, 2013 was driven primarily by the income from our indirect ownership interest in the marketing joint venture, due to higher net margins per barrel.

          General and administrative expenses were $3.0 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013. The $1.6 million increase was primarily due to an increase of $0.7 million related to non-cash expense for employee share issuances, an increase of $0.5 million related to the consolidation of the transloading joint venture in 2014 and an increase of $0.3 million in professional fees.

          Revenue from our investment in the transloading joint venture was $5.5 million for the three months ended March 31, 2014 compared to $4.9 million for the three months ended March 31, 2013. The increase was driven by volume, as first quarter 2014 volume was 2.8 million barrels of oil compared to 2.4 million barrels of oil for the first quarter of 2013; a 17% increase. Cost of revenue was higher due to the increased volume. Net income was $1.8 million for the three months ended March 31, 2014 compared to $2.6 million for the three months ended March 31, 2013. The decrease was primarily driven by the $1.0 million non-cash impact related to depreciation of the Pioneer Terminal. The results of the transloading joint venture were included in the consolidated statement of operations for the three months ended March 31, 2014, but reflected as income from investment in Dakota Petroleum Transport Solutions, LLC, in other income on the Statements of Operations, for the three months ended March 31, 2013.

          Income from our indirect investment in the marketing joint venture was $87,000 for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The marketing joint venture experienced a decrease in volume as first quarter 2014 volume was 2.2 million barrels of crude oil sold compared to 2.6 million barrels of crude oil sold for the first quarter of 2013; a 15% decrease. The marketing joint venture also experienced a greater contraction in margins during the three months ended March 31, 2014.

          Income from our indirect investment in the trucking joint venture was $121,000 for the three months ended March 31, 2014 compared to $62,000 for the three months ended March 31, 2013. The trucking joint venture hauled 1.6 million barrels of crude oil in the first quarter of 2014 compared to 1.1 million barrels of crude oil hauled for the first quarter of 2013; a 52% increase. The trucking joint venture increased its trucking fleet to 27 trucks at March 31, 2014 compared to 14 trucks at March 31, 2013. The trucking joint venture will continue to haul crude oil for the marketing joint venture as well as for third parties.

Non-GAAP Financial Measures

          We define Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718 and (v) Adjusted EBITDA Attributable to Non-Controlling Interests. Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. was $0.3 million for the three months ended March 31, 2014 compared to $2.4 million for the three months ended March 31, 2013. The difference was primarily driven by the reduced income from our marketing joint venture, as well as an increase in professional fees.

	Three Months Ended March 31,
	2014	2013
Net Income (Loss)	$(445,399)	$588,897
Add Back:
Income Tax Provision (Benefit)	(514,885)	373,000
Depreciation and Amortization	1,035,215	40,984
Share Based Compensation - Employees and Directors	1,128,932	420,890
Share Based Compensation - Consultants	—	130,769
Interest Expense	502,136	890,805
Adjusted EBITDA	$1,705,999	$2,445,345

Adjusted EBITDA Attributable to Non-Controlling Interests	1,384,417	—

Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc.	$321,583	$2,445,345

          Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to investors to gain an overall understanding of our current financial performance. Specifically, management believes the non-GAAP financial measure included herein provides useful information to investors by excluding certain expenses that are not indicative of our operating results. In addition, management uses adjusted EBITDA for budgeting and forecasting as well as subsequently measuring its performance and believes it is providing investors with a financial measure that most closely align with its internal measurement processes.

Liquidity and Capital Resources

          Our principal sources of liquidity are cash and cash equivalents, cash distributions generated from our joint ventures, a $20 million credit agreement between DPT and World Fuel Services Corporation and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $8.1 million at March 31, 2014 ($5.6 million is for use in the operations of DPTS and is only available to the Company through distributions). Subsequent to period end, in April 2014, we received February’s Transloading priority cash distribution of $265,700, after $283,000 was withheld from the gross priority cash distribution by each joint venture partner, for purposes of funding a third storage tank.

Cash Flows

          Our cash flows depend, to a large degree, on the level of spending by oil companies on development and production activities. Sustained increases or decreases in the price of crude oil could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of common shares are within our control and are adjusted as necessary, based on market conditions.

          Cash Flows Provided by (Used in) Operating Activities

          Net cash provided by operating activities totaled $0.5 million and net cash used in operating activities totaled $1.7 million for the three months ended March 31, 2014, and 2013, respectively, or an increase of cash provided of approximately $2.2 million. The primary reason for the increase in cash provided by operating activities was the consolidation of the DPTS financial statements with and into the consolidated financial statements of the Company for the three months ended March 31, 2014.

          Cash Flows Used In Investing Activities

          Net cash used in investing activities totaled $4.7 million and $19,700 for the three months ended March 31, 2014 and 2013, respectively. The increase of $4.7 million relates to the purchases of property and equipment related to the Pioneer Terminal.

          Cash Flows Used in Financing Activities

          Cash flows used in financing activities totaled $0.6 million and zero for the three months ended March 31, 2014 and 2013, respectively. The increase of $0.6 million relates to the common shares surrendered by various executives and employees in the first quarter of 2014.

          Transloading Joint Venture Distributions

          The transloading joint venture may distribute, and historically has distributed, a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. The distribution amount is then evenly distributed between Dakota Plains Transloading, LLC and PTS. In April 2014, we received February’s priority cash distribution from the transloading joint venture of $265,700. This amount was net of $283,000, which was withheld from the gross priority cash distribution by each joint venture partner for purposes of funding a third storage tank.

          Marketing Joint Venture Distributions

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution of $20.0 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture made its first cash distribution in April 2013. In August 2013, the marketing joint venture made a distribution to each of its members in the amount of $10.0 million, which was immediately invested as capital contributions to Dakota Petroleum Transport Solutions, LLC in order to increase the funds available for the Pioneer Terminal.

          Trucking Joint Venture Distributions

          The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. The trucking joint venture initiated its operations in early September 2012.

Off Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes to our interest rate or foreign currency risk since December 31, 2013. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of those risks.

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

          As stated in Note 12 to the Financial Statements, we, certain of our subsidiaries, Dakota Petroleum Transport Solutions, LLC (“DPTS”), and DPTS Marketing, LLC (“DPTSM”) are among the many defendants named in various litigations relating to the derailment of a Montreal Main & Atlantic Railroad, Ltd. (“MM&A”) train in Lac-Mégantic, Quebec. We believe all claims asserted against us, our subsidiaries, DPTS, and DPTSM are without merit and intend to vigorously defend against such claims.

          On July 6, 2013, an unmanned freight train operated by MM&A with 72 tank cars carrying approximately 50,000 barrels of crude oil rolled downhill and derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM, a crude oil marketing joint venture in which we indirectly own a 50% membership interest, subleased the tank cars involved in the incident from an affiliate of our joint venture partner. An affiliate of our joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS, a crude oil transloading joint venture in which we also indirectly own a 50% membership interest, arranged for the transloading of the crude oil for DPTSM into tank cars at DPTS’s facility in New Town, North Dakota. A different affiliate of our joint venture partner contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MM&A.

          On July 15, 2013, four named plaintiffs filed a petition in the Canadian Province of Quebec, in the district of Mégantic, seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs. In its most recent iteration, filed on February 12, 2014, the petition lists four named plaintiffs and over fifty defendants, including, us, certain of our subsidiaries, DPTS, DPTSM, along with a number of other third parties, including CPR, MM&A and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. We believe these claims against us, certain of our subsidiaries, DPTS, and DPTSM are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

          Around July 29, 2013, nineteen individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and World Fuel Services, Corp. and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. We believe these claims against us, certain of our subsidiaries, DPTS and DPTSM are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

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

          There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          Under our 2011 Equity Incentive Plan, employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from equity awards, including fully vested and restricted stock awards. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent employees elected for the Company to withhold such shares. These repurchases were not part of any publicly announced stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–31	117,070	$2.25
February 1–28	86,334	$2.08
March 1–31	94,345	$2.15
Total	297,749	$2.17

Item 3.	Defaults Upon Senior Securities.

          None.

Item 4.	Mine Safety Disclosures.

          Not applicable.

Item 5.	Other Information.

          None.

Item 6.	Exhibits.

          Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-53390.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Amended and Restated Bylaws, as amended through April, 25, 2013 (2)

10.1*	Amended and Restated Employment Agreement with Craig M. McKenzie, dated March 12, 2014 (3)

10.2*	Amended and Restated Employment Agreement with Gabriel G. Claypool, dated March 12, 2014 (4)

10.3*	Amended and Restated Employment Agreement with Timothy R. Brady, dated March 12, 2014 (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the quarterly report on form 10-Q.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2014.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2014.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 18, 2014.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2014	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, as amended through April 25, 2013	Incorporated by Reference
10.1	Amended and Restated Employment Agreement with Craig M. McKenzie, dated March 12, 2014	Incorporated by Reference
10.2	Amended and Restated Employment Agreement with Gabriel G. Claypool, dated March 12, 2014	Incorporated by Reference
10.3	Amended and Restated Employment Agreement with Timothy R. Brady, dated March 12, 2014	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically