Form 10-Q
period 2014-06-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2014-08-11
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 11, 2014, the registrant had 54,900,787 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS
	June 30, 2014	December 31, 2013
CURRENT ASSETS
Cash and Cash Equivalents	$5,045,328	$13,011,608
Trade Receivables	1,322,269	—
Income Tax Receivable	1,120,057	1,120,057
Other Current Assets	539,455	542,523
Due from Related Party	1,325,817	2,840,292
Other Receivables	185,671	68,896
Deferred Tax Asset	1,682,000	3,728,000
Total Current Assets	11,220,597	21,311,376

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	5,829,640	5,498,501
Terminal	20,659,474	19,813,452
Machinery	17,805,275	12,702,655
Construction in Progress	96,761	7,551,187
Other Property and Equipment	11,602,643	6,747,349
Total Property and Equipment	59,160,642	55,479,993
Less - Accumulated Depreciation	3,931,745	1,810,259
Total Property and Equipment, Net	55,228,897	53,669,734

PREFERRED DIVIDEND RECEIVABLE	499,999	252,057

INVESTMENT IN DPTS MARKETING LLC	9,627,680	11,458,836

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	495,079	70,399

FINANCE COSTS, NET	86,694	123,280

DEFERRED TAX ASSET	3,369,000	153,000

OTHER ASSETS	14,100	15,902

Total Assets	$80,542,046	$87,054,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,607,784	$8,286,489
Accrued Expenses	229,966	1,547,645
Accounts Payable – Related Parties	—	722
Total Current Liabilities	3,837,750	9,834,856

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	7,251,145	7,076,332
Promissory Note, Pioneer Terminal	7,212,297	7,500,000
Other Non-Current Liabilities	13,417	16,917
Total Long-Term Liabilities	14,476,859	14,593,249
Total Liabilities	18,314,609	24,428,105

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001;10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock - Par Value $.001;100,000,000 Shares Authorized; 54,900,787 and 54,206,380 Issued and Outstanding, Respectively	54,900	54,206
Additional Paid-In Capital	44,843,952	43,836,032
Accumulated Deficit	(9,210,137)	(6,836,825)
Total Equity Dakota Plains Holdings, Inc.	35,688,715	37,053,413
Non-Controlling Interest in Subsidiaries	26,538,722	25,573,066
Total Stockholders’ Equity	62,227,437	62,626,479

Total Liabilities and Stockholders’ Equity	$80,542,046	$87,054,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Transloading Revenue	$7,298,561	$—	$12,754,019	$—
Sand Revenue	176,187	—	176,187	—
Rental Income	30,000	99,570	60,000	194,769
Total Revenues	7,504,748	99,570	12,990,206	194,769

COST OF REVENUE	1,757,462	—	3,856,161	—

Gross Profit	5,747,286	99,570	9,134,045	194,769

OPERATING EXPENSES
General and Administrative Expenses	2,455,257	2,545,452	5,473,035	3,989,843
Depreciation and Amortization	1,086,271	43,874	2,121,486	84,858
Total Operating Expenses	3,541,528	2,589,326	7,594,521	4,074,701

INCOME (LOSS) FROM OPERATIONS	2,205,758	(2,489,756)	1,539,524	(3,879,932)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	—	1,364,661	—	2,778,921
Income (Loss) from Investment in DPTS Marketing LLC	(1,669,846)	906,327	(1,583,214)	2,672,890
Income from Investment in Dakota Plains Services, LLC	303,226	136,374	424,680	198,429
Interest Expense (Net of Interest Income)	(504,244)	(900,408)	(1,006,380)	(1,791,213)
Total Other Income (Expense), net	(1,870,864)	1,506,954	(2,164,914)	3,859,027

INCOME (LOSS) BEFORE TAXES	334,894	(982,802)	(625,390)	(20,905)

INCOME TAX BENEFIT	(647,000)	(389,000)	(1,161,885)	(16,000)

NET INCOME (LOSS)	981,894	(593,802)	536,495	(4,905)

NET INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	2,018,943	—	2,909,807	—

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF DAKOTA PLAINS HOLDINGS, INC.	$(1,037,049)	$(593,802)	$(2,373,312)	$(4,905)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	53,781,435	41,854,205	53,690,564	41,637,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$536,495	$(4,905)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities
Depreciation and Amortization	2,121,486	84,858
Amortization of Debt Discount	174,813	174,816
Amortization of Finance Costs	36,586	33,325
Deferred Income Taxes	(1,170,000)	635,000
Share-Based Consulting Fees	—	224,992
Decrease in Deferred Rental Income	—	(19,052)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	—	(2,778,921)
Loss (Income) from Investment in DPTS Marketing LLC	1,583,214	(2,672,890)
Income from Investment in Dakota Plains Services, LLC	(424,680)	(198,429)
Non-Cash Rental Income	—	(7,747)
Non-Cash Rental Expense	9,790	—
Amortization of Deferred Rent	(3,500)	(500)

Share-Based Compensation	1,504,293	1,859,267
Changes in Working Capital and Other Items:

Increase in Trade Receivables	(1,321,269)	(145,766)
Increase in Other Receivables	(116,775)	—

Decrease (Increase) in Other Current Assets	153,068	(152,289)
Decrease (Increase) in Due from Related Party	1,514,475	(77,897)

Increase in Accounts Payable	122,509	52,561
Decrease in Income Taxes Payable	—	(724,705)
Decrease in Accrued Expenses	(1,317,679)	(127,773)
Decrease in Deferred Rental Income	—	(8,106)
Decrease in Accounts Payable – Related Party	(722)	—
Decrease (Increase) in Other Assets	1,802	(12,500)
Net Cash Provided By (Used In) Operating Activities	3,403,906	(3,866,661)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Property and Equipment	(8,481,863)	(94,173)
Cash Received from DPTS Marketing LLC	—	2,910,000
Cash Received from Dakota Plains Services, LLC	—	59,906
Cash Received from Dakota Petroleum Transport Solutions, LLC	—	95,642
Net Cash Provided By (Used In) Investing Activities	(8,481,863)	2,971,375

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Promissory Note, Pioneer Terminal	(287,703)	—
Cash Distributions Paid to Non-Controlling Interests	(1,954,941)	—
Finance Costs Paid	—	(9,783)
Common Shares Surrendered	(645,679)	(568,058)
Net Cash Used In Financing Activities	(2,888,323)	(577,841)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,966,280)	(1,473,127)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,011,608	2,340,083

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,045,328	$866,956

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$866,041	$1,583,197
Cash Paid During the Period for Income Taxes	$8,115	$73,705

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$1,382,639	$49,467
Change in Preferred Dividend Receivable	$247,942	$246,576
Fair Value of Warrants Issued for Consulting Fees	$—	$208,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2014

1.	Organization and Nature of Business

Dakota Plains Holdings, Inc. (the “Company,” “our” and words of similar import) is an integrated midstream energy company, principally focused on developing and owning transloading facilities and marketing and transporting crude oil and related products within the Williston Basin.

Dakota Plains Transloading, LLC (“DPT”), a wholly owned subsidiary of the Company, was formed in April 2011 primarily to participate in the ownership and operation of a transloading facility near New Town, North Dakota through which producers, transporters and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

Dakota Plains Marketing, LLC (“DPM”), a wholly owned subsidiary of the Company, was formed in April 2011 primarily to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons.

Dakota Plains Trucking, LLC, a wholly owned subsidiary of the Company, was formed in September 2012 primarily to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located.

Dakota Plains Sand, LLC, a wholly owned subsidiary of the Company, was formed in May 2014 primarily to participate in the ownership and operation of a sand transloading facility near New Town, North Dakota.

The Company is governed by its board of directors and managed by its officers.

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2013, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2013. However, such information includes all adjustments (consisting of normal recurring adjustments and changes in accounting principles), which are in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists” which provides that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company adopted this ASU effective January 1, 2014. The adoption of this update did not have a material impact on its results of operations, financial position or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard’s core principle is that an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. The standard will be effective for annual and interim periods beginning after December 15, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of the provisions of ASU No. 2014-09; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is currently evaluating the impact of the provisions of ASU No. 2014-12, however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture (prior to December 31, 2013), 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, 50% owned Dakota Plains Services, LLC (“DPS”) joint venture and 50% owned DPTS Sand, LLC joint venture. All of the Company’s equity investments have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements. The Company’s share of the joint ventures’ operating results for each reporting period is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS. The appointment as the Facility Management Member resulted in the consolidation of the accounts of DPTS with and into the consolidated financial statements of the Company as of December 31, 2013. Accordingly, the accompanying June 30, 2014 and December 31, 2013 condensed consolidated balance sheets and the condensed consolidated statements of operations for the six and three months ended June 30, 2014 include the accounts and operations of DPTS. The operations of DPTS Sand, LLC commenced in June 2014, and the accompanying financial statements include the accounts and operations of DPTS Sand, LLC.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site Development	15 years
Terminal	13 years
Machinery	5-13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,121,486 and $1,086,271 for the six and three months ended June 30, 2014, respectively, and $84,858 and $43,874 for the six and three months ended June 30, 2013, respectively. The Company had fixed assets related to in progress construction of $96,761 and $7,551,187 at June 30, 2014 and December 31, 2013, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment recorded during the six months ended June 30, 2014 and 2013.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of June 30, 2014 and December 31, 2013. Any required environmental accruals would be accounted for by DPTSM and DPS.

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

Revenue Recognition

DPTS and DPTS Sand, LLC recognize revenues when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. DPTS records the gross sale of fuel-related services when the transloading of petroleum-related products is complete. DPTS Sand, LLC records the gross sale when the transloading of sand-related products is complete.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the six and three months ended June 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and thus not added into the diluted EPS calculation.

The following stock warrants and restricted stock represent potentially dilutive shares as of June 30, 2014:

June 30, 2014
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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources

Use of Estimates

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

Non-Controlling Interest

ASC 810 “Consolidation” requires that a non-controlling interest be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest at June 30, 2014 and December 31, 2013 is due to the non-controlling member of DPTS and DPTS Sand, LLC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. The accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the condensed consolidated statements of operations for the six and three months ended June 30, 2014 also include the accounts of DPTS and DPTS Sand, LLC. All significant intercompany accounts and transactions have been eliminated. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS, which resulted in the consolidation of the accounts of DPTS with and into the consolidated financial statements of the Company as of December 31, 2013. The operations of DPTS Sand, LLC commenced in the second quarter of 2014.

3.	Joint Ventures

Dakota Petroleum Transport Solutions, LLC

On November 9, 2009, the Company entered into a joint venture with Petroleum Transport Solutions, LLC (“PTS”). The Company and PTS each own 50% of the outstanding member units of DPTS. The joint venture was formed to engage in the acquisition, construction and operation of a petroleum transloading facility in New Town, North Dakota (“Transloading Facility”).

Each of the members of DPTS was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of June 30, 2014.

As part of the joint venture agreement, the Company owns the transloading facility and certain equipment acquired and leases the property to DPTS.

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

As a result of the Revised MCA, the Company accounted for the joint venture using the equity method of accounting through the end of business on December 31, 2013, at which time it was consolidated. Accordingly, the Company’s share of income from the joint venture is included in other income on the condensed consolidated statement of operations for the six and three months ended June 30, 2013. At June 30, 2014 and December 31, 2013, the Company reflected the assets and liabilities of DPTS at carryover basis.

On August 30, 2013, the Board of Governors of DPTSM authorized a distribution to each of its members simultaneously in the amount of $10 million, which was used by its members to fund capital contributions to DPTS in order to fund a portion of the Pioneer Terminal.

Supplemental Agreement

In September 2010, the Company entered into a Supplemental Agreement to the DPTS member control agreement (“Supplemental Agreement”). The purpose of the Supplemental Agreement was to obtain access to site improvements and certain additional transloading equipment necessary to fulfill certain transloading contracts. Under this Supplemental Agreement the Company agreed to provide funds for the site improvements. The total costs incurred for these site improvements were $1,299,201. These costs have been capitalized as property and equipment in the accompanying condensed consolidated balance sheets.

As part of the Supplemental Agreement, PTS was required to pay all costs for the acquisition of four new transloaders. The total cost of these transloaders was $658,012, with an estimated residual value of $131,602 at the end of the initial Agreement term for a net cost incurred of $526,410.

To reflect the economics of the $526,410 of costs incurred, the Company recognized rental income of $7,747 and $3,874 for the six and three months ended June 30, 2013, respectively. No cash was received related to this rental income; the rental income recorded was treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from DPTS until the Company had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement, the profit and loss allocations remained the same as the original member control agreement. As of June 30, 2014 the Company had been fully reimbursed for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791.

Rental income related to the Supplemental Agreement was $5,614 and $4,992 for the six and three months ended June 30, 2013, respectively. There were no future lease payments receivable related to this agreement as of June 30, 2014 and December 31, 2013.

The Revised MCA, among other things, names DPT as the Facility Management Member. This assumption of control of the day-to-day operations resulted in a change in the Company’s method of accounting for the joint venture. Effective December 31, 2013, the Company consolidated the accounts of DPTS into its consolidated balance sheet. Beginning January 1, 2014, the Company began including the operations of DPTS in its consolidated statements of operations. The operations of DPTS for the periods prior to January 1, 2014 are included in the pro forma financial statements below.

Pro Forma Information

The assumption of the control of day-to-day management of the operations was effective at the end of business December 31, 2013. Therefore, the operating results of DPTS have not been included in the Company’s condensed consolidated statements of operations for the six and three months ended June 30, 2013. The following unaudited pro forma results of operations assume that the change in control of day-to-day management of the operations had been effective for the aforementioned periods. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations.

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in DPTS have been removed.

	Six Months Ended June 30, 2013	Three Months Ended June 30, 2013
Revenues	$9,549,772	$4,625,511
Net Income	2,579,246	671,292
Net Income Attributable to Non-Controlling Interest	2,584,151	1,265,094
Net Loss Attributable to Shareholders of Dakota Plains Holdings, Inc.	(4,905)	(593,802)

DPTS Marketing LLC

The Company, through its wholly owned subsidiary Dakota Plains Marketing, LLC, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTSM. The joint venture was formed to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities.

Each of the members of DPTSM was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of June 30, 2014.

Each of the members of DPTSM was also required to make an initial Member Preferred Contribution of $10,000,000 to support the trading activities of the joint venture. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to cash availability. At June 30, 2014 and December 31, 2013, the Company reported a preferred dividend receivable of $499,999 and $252,057, respectively, on its condensed consolidated balance sheets. In September 2013, the Company received a payment of $1.1 million related to the cumulative preferred return. This payment was for the cumulative preferred return from the date of the initial $10 million contribution through June 30, 2013. No additional payments have been received since September 2013.

The operations of DPTSM commenced in May 2011. Under the member control agreement, the profits and losses of DPTSM are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are also paid pro rata based on the number of member units outstanding. The Company did not receive any priority cash distribution payments from DPTSM for the six months ended June 30, 2014. The Company received its first priority cash distribution payments in April and June 2013.

On June 1, 2012, DPM entered into an amended and restated member control agreement with DPTSM and PTS. The amended and restated member control agreement, among other things, incorporated all previous amendment and supplements, extended the initial term through December 31, 2021, and provided for the initial term to automatically extend in two-year intervals unless and until terminated. On August 30, 2012, the parties amended the amended and restated member control agreement to permit certain other ventures. On June 17, 2013, the parties further amended the amended and restated member control agreement to extend the initial term through December 31, 2026. On December 31, 2013, the parties entered into the Second Amended and Restated Member Control Agreement that, among other things, increased the operating and accounting fees paid to the member who performs and is solely responsible for purchasing, selling, storing, transporting, marketing and transacting trades in North Dakota crude oil, and entering into related agreements and conducting related activities on behalf of DPTSM (“Trading Member”) and amended the limitations on its trading activities.

The Company accounts for this joint venture using the equity method of accounting. The Company’s share of the income or loss from the joint venture is included in other income on the condensed consolidated statements of operations and the Company has recorded an investment in DPTSM on its condensed consolidated balance sheet.

The unaudited financial statements of DPTSM are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$11,370,689	$15,275,864	$26,363,804	$35,118,407
Net Earnings (Losses)	(3,339,691)	1,812,654	(3,166,427)	5,345,780
Company’s Share of Equity in Net Earnings (Losses)	(1,669,846)	906,327	(1,583,214)	2,672,890

	June 30, 2014	December 31, 2013
Total Assets	$33,076,615	$33,523,175
Total Liabilities	13,821,254	10,605,497
Share of Equity in Net Assets	9,627,680	11,458,836

Dakota Plains Services, LLC

The Company, through its wholly owned subsidiary Dakota Plains Trucking, LLC, entered into a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of the outstanding member units of DPS. The joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time.

JPND made an initial capital contribution of $650,000 to DPS. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of June 30, 2014.

The member control agreement of DPS includes a provision that JPND will receive all distributions from the joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split 50/50 after JPND has received distributions equal to its capital contribution. The Company received no distributions for the six months ended June 30, 2014. The Company received a tax distribution in June 2013.

The operations of DPS commenced in September 2012. Under provisions of the member control agreement the profits and losses of DPS are split 50/50, pro rata based on the number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in DPS on its condensed consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from DPS for the six months ended June 30, 2013 less the unrecognized losses from the period ended December 31, 2012. The Company did not recognize the loss from DPS for the year ended December 31, 2012 or decrease its investment in DPS below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to DPS.

The unaudited financial statements of DPS are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$5,202,300	$3,923,293	$9,788,249	$7,096,867
Net Earnings	606,452	272,748	849,360	589,009
Company’s Share of Equity in Net Earnings	303,226	136,374	424,680	198,429

	June 30, 2014	December 31, 2013
Total Assets	$9,232,734	$9,945,720
Total Liabilities	7,564,149	9,126,495
Share of Equity in Net Assets	495,079	70,399

DPTS Sand, LLC

The Company, through its wholly owned subsidiary Dakota Plains Sand, LLC, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTS Sand, LLC. The joint venture was formed to engage in the operation of a sand transloading facility near New Town, North Dakota and any other lawful activities as the board of governors may determine from time to time.

Each of the members of DPTS Sand, LLC was required to make an initial capital contribution of $1,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of June 30, 2014.

The operations of DPTS Sand, LLC commenced in June 2014. Under the member control agreement, the profits and losses of DPTS Sand, LLC are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture will also be paid pro rata based on the number of member units outstanding. The Company has received no distributions from DPTS Sand, LLC as of June 30, 2014.

The initial term of the joint venture is until December 31, 2026, and the term will automatically extend in one-year renewal periods unless and until terminated.

As part of the member control agreement, the Company is the Facility Management Member of DPTS Sand, LLC. As the Facility Management Member, the Company is responsible for the day-to-day operations of DPTS Sand, LLC. Accordingly, the Company has consolidated the accounts of DPTS Sand, LLC with and into its consolidated financial statements since the inception of DPTS Sand, LLC.

4.	Lease Agreement – Related Party

In November 2009, our predecessor entered into an operating lease agreement with DPTS (See Note 3).

Prior to January 1, 2014, in accordance with the equity method requirements described in Note 3, 50% of the rent payments received were recognized as rental income and 50% were included in income from investment in DPTS. Accordingly, for the six months ended June 30, 2013, $181,409 of the $362,818 in rent payments was recognized as rental income and $181,409 was included in income from investment in DPTS and for the three months ended June 30, 2013, $90,705 of the $181,409 in rent payments was recognized as rental income and $90,704 was included in income from investment in DPTS.

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

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of June 30, 2014 and December 31, 2013.

In January 2014, the Company issued 236,739 shares of common stock to its executives and an employee pursuant to its 2011 Equity Incentive Plan. These shares were valued at $532,663, or $2.25 per share, the market value of the shares of common stock on the date of issuance, and have been expensed as general and administrative expenses.

In March 2014, the Company issued 50,498 shares of common stock to an executive and an employee pursuant to its 2011 Equity Incentive Plan. These shares were valued at $109,581, or $2.17 per share, the market value of the shares of common stock on the date of issuance, and have been expensed as general and administrative expenses.

In June 2014, the Company issued an aggregate 130,436 shares of common stock to its non-employee directors pursuant to its 2011 Equity Incentive Plan for prior and future service to the Company. These shares were valued at $300,000 or $2.30 per share, the market value of the shares of common stock on the date of issuance. The Company recorded general and administrative expenses of $150,000 and $50,000 for the six and three months ended June 30, 2014, respectively, related to this stock issuance.

During the six months ended June 30, 2014, 297,749 shares of common stock were surrendered by certain executives and employees of the Company to cover tax obligations in connection with their fully vested and restricted stock awards. The total value of these shares was $645,679, which was based on the market price on the date the shares were surrendered.

7.	Stock-Based Compensation and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This standard requires the Company to record an expense associated with the fair value of the stock-based compensation. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected volatility. For warrants granted to employees and directors, the Company uses the simplified method to determine the expected term of the warrants and options due to the lack of sufficient historical data. Changes in these assumptions can materially affect the fair value estimate. The fair value of the warrants are recognized as compensation or interest expense over the vesting term.

Warrants

The table below reflects the status of warrants outstanding at June 30, 2014:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the six months ended June 30, 2014.

•

The Company recorded general and administrative expense of $187,734 and $74,047 for the six and three months ended June 30, 2013, respectively, related to these warrants. The Company recorded no general and administrative expense for the six and three months ended June 30, 2014, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of June 30, 2014, as the Company recognized the entire fair value upon vesting.

•	There are 2,771,000 warrants that are exercisable at June 30, 2014.

•	No warrants were exercised during the six months ended June 30, 2014.

Stock Options

Effective January 16, 2014, certain executives and outside directors of the Company agreed to surrender the 415,625 stock options granted to them in prior periods. There are no options outstanding at June 30, 2014.

Restricted Stock Awards

During the six months ended June 30, 2014, the Company issued 574,483 restricted shares of common stock as compensation to officers and employees of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than March 2017. As of June 30, 2014, there was $2.5 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the weighted average period of 2 years. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $712,051 and $325,364 for the six and three months ended June 30, 2014, respectively, and $629,843 and $387,205 for the six and three months ended June 30, 2013, respectively, related to issuances of restricted shares.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	769,063	$3.82
Shares Granted	574,483	$2.24
Lapse of Restrictions	(327,396)	$3.88
Restricted Shares Outstanding at June 30, 2014	1,016,150	$2.91

8.	Promissory Notes

As of June 30, 2014, the Company has the following outstanding promissory notes:

Principal Amount	$7,717,317
Unamortized debt discount at June 30, 2014	(466,172)
Promissory notes, net of debt discount	$7,251,145

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter and mature on October 31, 2015.

The Company incurred finance costs of $195,062 related to these promissory notes, which is being amortized over the term of the notes and is included in interest expense on the condensed consolidated statement of operations. The amortization recorded for each of the six and three months ended June 30, 2014 and 2013 was $32,510 and $16,255, respectively.

Pioneer Terminal

In June 2013, Dakota Plains Transloading, LLC (“Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (“Credit Agreement”) with World Fuel Services Corporation. The Credit Agreement provides the Borrower with a $20 million delayed draw term loan facility (the “Facility”) to finance the Borrower’s share of improvements to be made to the Pioneer Terminal in New Town, North Dakota. The availability period for draws under the Facility expires on September 30, 2014, and the maturity date of the Facility is December 31, 2026. The Facility is secured by a mortgage on a majority of the land owned by the Company in New Town, North Dakota as well as a pledge of the equity owned by the Borrower in DPTS.

During the availability period, a loan under the Facility bears interest at a rate per annum equal to either (i) nine percent (9%), at any time when the aggregate unpaid principal amount of the loans outstanding is less than $10 million, or (ii) twelve percent (12%), at any time the aggregate unpaid principal amount of loans outstanding is greater than or equal to $10 million. After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million, or (iii) twelve percent (12%), at any time the aggregate unpaid principal amount of the loans outstanding is greater than or equal to $10 million. There was $7.2 million and $7.5 million outstanding under the Facility at June 30, 2014 and December 31, 2013, respectively.

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

The Company incurred finance costs of $9,783 related to the Credit Agreement, which is being amortized over the term of the agreement and is included in interest expense on the condensed consolidated statement of operations. The amortization recorded for the six and three months ended June 30, 2014 was $4,076 and $1,631, respectively.

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

The income tax benefit for the three and six months ended June 30, 2014 and 2013 consists of the following:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	2014	2013	2014	2013
Current Income Taxes	$—	$(767,000)	$8,115	$(651,000)

Deferred Income Taxes
Federal	(588,000)	353,000	(1,062,000)	586,000
State	(59,000)	25,000	(108,000)	49,000

Total Benefit	$(647,000)	$(389,000)	$(1,161,885)	$(16,000)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax benefit. For the six months ended June 30, 2014 and 2013, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at June 30, 2014 and December 31, 2013, relating to unrecognized benefits.

The Company reported a net deferred tax asset of $5,051,000 on its condensed consolidated balance sheet as of June 30, 2014. GAAP requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company has determined that no valuation allowance is necessary related to the deferred tax assets at June 30, 2014. The net operating loss carry forward of $19.3 million that was generated in the year ended December 31, 2013 was caused by the tax expense related to the satisfaction of promissory notes with the issuance of the Company’s common stock and the Company’s pro rata share of the bonus depreciation that DPTS recorded related to the Pioneer Terminal for income tax purposes. The Company had taxable income in the year ended December 31, 2012 and anticipates taxable income for the year ending December 31, 2014.

The 2013, 2012, 2011 and 2010 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

10.     Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, other receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, trade receivables, other receivables and accounts payable approximate fair value because of their immediate or short-term maturities. The carrying amounts of the Company’s promissory notes outstanding approximate fair value because its current borrowing rates do not materially differ from market rates for similar borrowings.

11.     Fair Value

FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820-10-55 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

As of June 30, 2014 and December 31, 2013, the Company has no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 8).

12.     Commitments and Contingencies

Lac-Mégantic, Quebec

As previously disclosed, various lawsuits have been filed against us, certain of our subsidiaries, DPTS, and DPTSM related to a July 2013 train derailment in Lac-Mégantic, Quebec. For additional information regarding the legal proceedings related to the train derailment, see our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II – Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, in which DPTS leases the facility for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-days written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final September termination, as well as, monetary damages for future losses and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of June 30, 2014 and December 31, 2013, DPTS has not recorded any accruals associated with this legal claim.

At June 30, 2014, $185,671 of the other receivables balance was attributed to the net asset relating to the amount of cost that DPTS expects to recover from the third parties responsible for causing the incidents on its property in excess of the estimated amount of cost that it reasonably expects to pay for cleanup measures.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          We are an integrated midstream energy company, principally focused on developing and owning transloading facilities, and marketing and transporting crude oil and related products within the Williston Basin. We compete through our joint ventures by providing customers with value-added benefits, including a full-service transloading facility, competitive pricing and optimal geographical location that is centrally located in Mountrail County, North Dakota, which continues to experience the most drilling activity in the Williston Basin. Currently, we participate in a crude oil transloading joint venture, a sand transloading joint venture, a marketing joint venture and a trucking joint venture, each of which is organized in the form of a limited liability company of which we hold a 50% membership interest.

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

6.

Canadian Pacific Railway takes custody of the tank cars and crude oil at the Pioneer Terminal in New Town, North Dakota for delivery to the final destination, where the Initial Purchaser sells the crude oil to its final customer. Canadian Pacific may deliver the crude oil directly if they serve the destination or Canadian Pacific will make arrangements with other Class I and short line railroads for the movement to the final destination.

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

          In September 2012, our wholly owned subsidiary, Dakota Plains Trucking (“DP Trucking” or the “trucking joint venture”), formed a joint venture with JPND II, LLC. DP Trucking and JPND II, LLC each own 50% of the trucking joint venture. The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture runs until December 31, 2022. The term will automatically extend in two-year renewal periods unless and until terminated.

          In June 2014, our wholly owned subsidiary, Dakota Plains Sand, LLC, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTS Sand, LLC. The joint venture was formed to engage in the operation of a sand transloading facility near New Town, North Dakota and any other lawful activities as the board of governors may determine from time to time. The operations of DPTS Sand, LLC commenced in June 2014. The initial term of the joint venture is until December 31, 2026, and the term will automatically extend in one-year renewal periods unless and until terminated.

          The Pioneer Terminal represents a significant expansion of the New Town transloading facility located in the heart of the Williston Basin. Crude oil supplying the transloading facility is currently sourced primarily from the Bakken formation that underlies parts of Montana, North Dakota, and Saskatchewan. The Pioneer Terminal provides two 8,300 foot loop tracks that can accommodate two 120 rail car unit trains and increases the throughput capacity from 30,000 barrels per day to up to 50,000 barrels per day, 180,000 barrels of crude oil on-site storage, a high-speed loading facility that accommodates 10 rail cars simultaneously, and transfer stations to receive crude oil from local gathering pipelines and trucks. In early October 2013, the first gathering system pipeline was connected to the Pioneer Terminal and began transporting crude oil in late October 2013 to one of its 90,000 barrel storage tanks.

          The Pioneer Terminal was commissioned in December 2013 and began loading cars and sending trains in January 2014. The Pioneer Terminal logged over 120,000 work hours without a lost time incident, and was completed on time and under budget. The total cost of the project was approximately $50 million and was funded equally by us and World Fuel Services Corporation. Our 50% share of the cost was funded with approximately $16.5 million cash on hand, $7.5 million credit facility draw-down, and the remaining $1.0 million balance will be paid for utilizing cash from the transloading joint venture. In January 2014 we began transloading third party crude oil. In February 2014 we began transloading crude oil for one of the large E&P producers with a contract that reflects a set fee and minimum volume. In April we began transloading for a marketer with a contract that reflects a set fee and minimum volume commitment.

          The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, chemicals, diesel, and pipe.

          We continue to develop our inbound oilfield products business at the Pioneer Terminal. Construction was recently completed for the $15.0 million fracturing sand terminal (“Sand Terminal”). The Sand Terminal has a throughput capacity of approximately 750,000 tons per year, and is composed of 8,000 tons of fixed sand storage, an enclosed transloading facility, twin high-speed truck load outs, and four ladder tracks. The Sand Terminal supplies energy service companies with hydraulic fracturing sands sourced directly from UNIMIN’s newest and largest proppant production facility in Tunnel City, Wisconsin. The fracturing sands are being transported on Canadian Pacific’s rail network. Under terms of the agreements between the parties, UNIMIN provides a direct marketing service to oilfield service companies and funded the construction of the four new ladder tracks, sand storage and transloading facility. We provided a land lease to UNIMIN for up to 30 years and receive monthly lease payments of $10,000 through December 2023, with an annual increase of 3.0% starting January 2016.

Current Business Drivers

          As reported by the U.S. Geological Survey (“USGS”), the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date per the USGS website for a production plateau is between the years of 2022 to 2024. The USGS estimated parts of North Dakota may contain as much as 7.4 billion barrels of crude oil. As of August 2014, North Dakota ranks second behind Texas in terms of production of natural resources in the United States.

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

          Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the best price. In the Williston Basis, 59% of crude oil production was being shipped via rail as of May 2014 compared to 69% via rail in May 2013, according to data from the July 14, 2014 North Dakota Pipeline Authority Monthly Update.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Dakota Plains Holdings, Inc.

          We experienced a net loss attributable to shareholders of Dakota Plains Holdings, Inc. of $1.0 million for the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, the net loss was driven by the loss from our indirect ownership interest in the marketing joint venture, which was primarily the result of continued competitive margin pressure. The aforementioned loss from the marketing joint venture was partially offset by the income from our indirect ownership interest in the transloading joint venture due to increased volume and a reduction in contractor fees. The net loss for the three months ended June 30, 2013 was primarily driven by high general and administrative expenses due to the recognition of expense related to share issuances to directors and various employees.

          General and administrative expenses were $2.5 million for the three months ended June 30, 2014 and 2013. The general and administrative expenses for the three months ended June 30, 2014 consisted of $1.9 million related to Dakota Plains Holdings, Inc. and $0.5 million related to the transloading joint venture. The $2.5 million of general and administrative expenses for the three months ended June 30, 2013 related to Dakota Plains Holdings, Inc. The decrease in general and administrative expenses for Dakota Plains Holdings, Inc. was primarily driven by a decrease in share-based compensation expense of $1.1 million related to share issuances to the board of directors and employees, which was offset by an increases of $0.4 million in legal and consulting fees related to the Lac-Mégantic incident and $0.2 million in other general and administrative expenses related to the growth of the Company and employee headcount.

Transloading Joint Venture

          The results of the transloading joint venture were included in the consolidated statement of operations for the three months ended June 30, 2014 but reflected as income from investment in Dakota Petroleum Transport Solutions, LLC in other income on the statement of operations for the three months ended June 30, 2013.

          Net income for the three months ended June 30, 2014 was $3.9 million compared to $2.5 million for the three months ended June 30, 2013. The increase in net income was driven by a combination of a 58% increase in revenue and a 6% reduction in cost of revenue. Total revenue for the three months ended June 30, 2014 was $7.3 million compared to $4.6 million for the three months ended June 30, 2013. The increase was driven by volume, as the second quarter 2014 volume was 3.9 million barrels of crude oil transloaded (43,400 barrels per day) compared to 2.3 million barrels of crude oil transloaded (25,000 barrels per day) during the three months ended June 30, 2013; a 73% increase. The transloading joint venture began transloading barrels of crude oil for Continental in February and Bridger in April. Total cost of revenue for the three months ended June 30, 2014 was $1.8 million compared to $1.9 million for the three months ended June 30, 2013. The 6% decrease in cost of revenue was primarily driven by a reduction in transloading hired expense resulting from the renegotiated contracts with the third-party transloading firm.

Sand Joint Venture

          Net income for the three months ended June 30, 2014 was $0.1 million. The sand joint venture commenced operations in June 2014.

Marketing Joint Venture

          Loss from our indirect investment in the marketing joint venture was $1.7 million for the three months ended June 30, 2014 compared to income of $0.9 million for the three months ended June 30, 2013. The marketing joint venture experienced a 15% decrease in volume as it sold 2.2 million barrels of crude oil (24,100 barrels per day) during the three months ended June 30, 2014 compared to 2.6 million barrels of crude oil or (28,400 barrels per day) during the three months ended June 30, 2013. The marketing joint venture continued to experience competitive margin pressure which resulted in a net loss per barrel of $(0.76) for the three months ended June 30, 2014 compared to net income per barrel of $0.35 for the three months ended June 30, 2013. Well head prices remained static as refiner buyers were very aggressive. Refiners continue to set the price at the well in order to fill their own capacity and tank cars, but currently are not willing to pay equivalent numbers to delivered sellers like our marketing joint venture. Overall, the marketing joint venture purchased barrels at a negative margin in order to avoid the costs of having to store tank cars, while keeping the terminal transloading in excess of 40,000 barrels per day.

Trucking Joint Venture

          Income from our indirect investment in the trucking joint venture was $303,000 for the three months ended June 30, 2014 compared to $136,000 for the three months ended June 30, 2013. The trucking joint venture hauled 1.6 million barrels of crude oil during the second quarter of 2014 (17,600 barrels per day) compared to 1.3 million barrels of crude oil hauled during the second quarter of 2013 (14,700 barrels per day); a 20% increase.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Dakota Plains Holdings, Inc.

          We experienced a net loss attributable to shareholders of Dakota Plains Holdings, Inc. of $2.4 million for the six months ended June 30, 2014 compared to $4,900 for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2014 was driven primarily by the loss from our indirect ownership interest in the marketing joint venture as it continues to experience competitive margin pressure. The loss was partially offset by an increase in income from our indirect ownership in the transloading joint venture due to increased volume and a reduction in cost of revenue. The net loss for the six months ended June 30, 2013 was primarily driven by interest expense related to the outstanding promissory notes at the time and the recognition of non-cash expense related to share-based issuances to the board of directors and certain employees.

          General and administrative expenses were $5.5 million for the six months ended June 30, 2014 compared to $4.0 million for the six months ended June 30, 2013. The general and administrative expenses for the six months ended June 30, 2014 consisted of $4.5 million related to Dakota Plains Holdings, Inc. and $1.0 million related to the transloading joint venture. The increase in general and administrative expenses related to Dakota Plains Holdings, Inc. was primarily driven by an increase in legal and consulting fees.

Transloading Joint Venture

          The results of the transloading joint venture were included in the consolidated statement of operations for the six months ended June 30, 2014 but reflected as income from investment in Dakota Petroleum Transport Solutions, LLC in other income on the statement of operations for the six months ended June 30, 2013.

          Net income for the six months ended June 30, 2014 was $5.7 million compared to $5.2 million for the six months ended June 30, 2013. The increase in net income was driven by a 34% increase in revenue but was offset by an increase in depreciation and other general and administrative expenses due to the completion of the Pioneer Terminal. Total revenue for the six months ended June 30, 2014 was $12.8 million compared to $9.5 million for the six months ended June 30, 2013. The increase was driven by volume, as the joint venture transloaded 6.8 million barrels of crude oil (37,500 barrels per day) during the six months ended June 30, 2014 compared to 4.7 million barrels of crude oil (26,000 barrels per day) during the six months ended June 30, 2013; a 44% increase. The increase in barrels transloaded was primarily the result of securing Continental and Bridger as third party transloading customers. Total cost of revenue for the six months ended June 30, 2014 was $4.0 million compared to $3.8 million for the six months ended June 30, 2013. The slight increase in cost of revenue was due to the addition of Terminal Manager fees related to the Pioneer Project.

Sand Joint Venture

          Net income for the six months ended June 30, 2014 was $0.1 million. The sand joint venture commenced operations in June 2014.

Marketing Joint Venture

          Loss from our indirect investment in the marketing joint venture was $1.6 million for the six months ended June 30, 2014 compared to income of $2.7 million for the six months ended June 30, 2013. The decrease was driven by a combination of lower volume sold and continued margin pressure. For the six months ended June 30, 2014, the marketing joint venture sold 4.4 million barrels of crude oil (24,400 barrels per day) compared to 5.2 million barrels of crude oil sold (28,700 barrels per day) during the six months ended June 30, 2013; a 15% decrease. The marketing joint venture continued to experience competitive margin pressure which resulted in a net loss per barrel of $(0.36) for the six months ended June 30, 2014 compared to net income per barrel of $0.52 for the six months ended June 30, 2013. Well head prices remained static as refiner buyers continued to be aggressive. Refiners came into the North Dakota lease and terminal markets paying in excess of market prices in order to fill their respective capacity and tank cars but have refused to pay equivalent prices on barrels delivered to them by marketers like the marketing joint venture. In addition, the slow rise in the WTI/Brent spread made domestic barrels less favorable on the east coast compared to available alternatives. The Gulf Coast was not a viable market as cheap barrels were being railed in from West Texas which made the LLS market unattractive. The Gulf Coast continued to be long on crude oil with barges and tankers moving sweet, light oil to the East Coast to compete with railed Bakken. As a result, the marketing joint venture purchased barrels at break-even to negative margins in order to avoid the cost of having to store tank cars while keeping the terminal transloading in excess of an average of 40,000 barrels per day.

Trucking Joint Venture

          Income from our indirect investment in the trucking joint venture was $425,000 for the six months ended June 30, 2014 compared to $198,000 for the six months ended June 30, 2013. During this time period the joint venture hauled 3.3 million barrels of crude oil (17,900 barrels per day) compared to 2.4 million barrels of crude oil hauled (13,400 barrels per day) for the six month period ended June 30, 2013; a 34% increase. The trucking joint venture is expected to continue to haul crude oil for the marketing joint venture as well as for various third parties.

Non-GAAP Financial Measures

          We define Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718 and (v) Adjusted EBITDA Attributable to Non-Controlling Interests. Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. was $(0.2) million and $85,000 for the three and six months ended June 30, 2014, respectively, compared to $1.5 million and $3.9 million for the three and six months ended June 30, 2013, respectively. The decrease is primarily driven by the losses from the marketing joint venture in 2014. The decrease in Adjusted EBITDA for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily driven by the losses from the marketing joint venture as well an increase in professional fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$981,894	$(593,802)	$536,495	$(4,905)
Add Back:
Income Tax Benefit	(647,000)	(389,000)	(1,161,885)	(16,000)
Depreciation and Amortization	1,086,271	43,874	2,121,486	84,858
Share Based Compensation - Employees and Directors	375,361	1,438,377	1,504,293	1,859,267
Share Based Compensation - Consultants	—	94,223	—	224,992
Interest Expense, net	504,244	900,408	1,006,380	1,791,213
Adjusted EBITDA	$2,300,770	$1,494,080	$4,006,769	$3,939,425

Adjusted EBITDA Attributable to Non-Controlling Interests	2,537,723	—	3,922,140	—

Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc.	$(236,953)	$1,494,080	$84,629	$3,939,425

          Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to investors to gain an overall understanding of our current financial performance. Specifically, management believes the non-GAAP financial measure included herein provides useful information to investors by excluding certain expenses that are not indicative of our operating results. In addition, management uses adjusted EBITDA for budgeting and forecasting as well as subsequently measuring its performance and believes it is providing investors with a financial measure that most closely aligns with its internal measurement processes.

Liquidity and Capital Resources

          Our principal sources of liquidity are cash and cash equivalents, cash distributions generated from our joint ventures and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $5.0 million at June 30, 2014 ($2.9 million is for use in the operations of DPTS and is only available to the Company through distributions). We have received monthly Transloading priority cash distributions beginning in February 2014 through June 2014.

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

          Cash Flows Provided by (Used In) Operating Activities

          Net cash provided by operating activities totaled $3.4 million and net cash used in operating activities totaled $3.9 million for the six months ended June 30, 2014, and 2013, respectively, or an increase of cash provided of approximately $7.3 million. The primary reason for the increase in cash provided by operating activities was the consolidation of the DPTS financial statements with and into the consolidated financial statements of the Company for the six months ended June 30, 2014.

          Cash Flows Provided by (Used In) Investing Activities

          Net cash used in investing activities totaled $8.5 million and net cash provided by investing activities totaled $3.0 million for the six months ended June 30, 2014 and 2013, respectively, or an increase of cash used of approximately $11.5 million. The increase relates to the purchases of property and equipment related to the Pioneer Terminal during the six months ended June 30, 2014 and the priority cash distribution received from the marketing joint venture during the six months ended June 30, 2013.

          Cash Flows Used In Financing Activities

          Cash flows used in financing activities totaled $2.9 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase of $2.3 million primarily relates to the transloading joint venture’s priority cash distributions to the non-controlling interest and principal payments on the WFS credit facility.

          Transloading Joint Venture Distributions

          The transloading joint venture may distribute, and historically has distributed, a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. We have received a priority cash distribution from the transloading joint venture for the months of February 2014 through June 2014.

          Marketing Joint Venture Distributions

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution of $20.0 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture made its first cash distribution in April 2013. In August 2013, the marketing joint venture made a distribution to each of its members in the amount of $10.0 million, which was immediately invested as capital contributions to Dakota Petroleum Transport Solutions, LLC in order to increase the funds available for the Pioneer Terminal. No priority cash distributions have been made this year through June 30, 2014.

          Trucking Joint Venture Distributions

          The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. The trucking joint venture initiated its operations in early September 2012. No priority cash distributions have been made this year through June 30, 2014.

          Sand Joint Venture Distributions

          The sand joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between its members. The sand joint venture initiated its operations in June 2014 and has made no priority cash distributions as of June 30, 2014.

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

          On July 15, 2013, four named parties filed a petition in the Canadian Province of Quebec seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs. On June 18, 2014 the petitioners sought permission from the Quebec Superior Court to discontinue the proceedings without prejudice against Dakota Plains Holdings, Inc., Dakota Plains Marketing LLC and Dakota Plains Transloading LLC. The Court granted permission for the discontinuance, and consequently those companies have been removed from the proceeding. The most recent iteration of the petition, filed on July 7, 2014, removes us and certain of our subsidiaries pursuant to the discontinuance but still includes DPTS and DPTSM, along with over 30 third parties, including CPR, MM&A and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. We believe these claims against DPTS and DPTSM are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

          Around July 29, 2013, nineteen individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and World Fuel Services, Corp. and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs filed a notice stating their intention to appeal the order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal.

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

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012(1)

3.2	Amended and Restated Bylaws, as amended through April 25, 2013(2)

10.1*	Form of Indemnification Agreement with Directors and Executive Officers (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2014.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2014	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Amended and Restated Bylaws, as amended through April 25, 2013	Incorporated by Reference
10.1	Form of Indemnification Agreement with Directors and Executive Officers	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically