Form 10-Q
period 2014-09-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2014-11-10
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-36493

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

As of November 10, 2014, the registrant had 54,914,829 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

ASSETS
	September 30, 2014	December 31, 2013
CURRENT ASSETS
Cash and Cash Equivalents	$6,535,618	$13,011,608
Trade Receivables	1,860,513	—
Income Tax Receivable	170,958	1,120,057
Other Current Assets	283,393	542,523
Due from Related Party	848,547	2,840,292
Other Receivables	23,720	68,896
Deferred Tax Asset	1,669,000	3,728,000
Total Current Assets	11,391,749	21,311,376

PROPERTY AND EQUIPMENT
Land	3,166,849	3,166,849
Site Development	5,829,640	5,498,501
Terminal	21,105,863	19,813,452
Machinery	17,836,465	12,702,655
Construction in Progress	34,357	7,551,187
Other Property and Equipment	11,879,445	6,747,349
Total Property and Equipment	59,852,619	55,479,993
Less - Accumulated Depreciation	5,040,093	1,810,259
Total Property and Equipment, Net	54,812,526	53,669,734

PREFERRED DIVIDEND RECEIVABLE	626,027	252,057

INVESTMENT IN DPTS MARKETING LLC	9,790,884	11,458,836

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	659,817	70,399

FINANCE COSTS, NET	70,439	123,280

DEFERRED TAX ASSET	3,366,000	153,000

OTHER ASSETS	140,902	15,902

Total Assets	$80,858,344	$87,054,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,806,521	$8,286,489
Accrued Expenses	246,355	1,547,645
Accounts Payable – Related Parties	—	722
Total Current Liabilities	3,052,876	9,834,856

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	7,338,553	7,076,332
Promissory Note, Pioneer Terminal	6,969,595	7,500,000
Other Non-Current Liabilities	11,667	16,917
Total Long-Term Liabilities	14,319,815	14,593,249
Total Liabilities	17,372,691	24,428,105

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 54,900,787 and 54,206,380 Issued and Outstanding, Respectively	54,900	54,206
Additional Paid-In Capital	45,169,317	43,836,032
Accumulated Deficit	(9,196,723)	(6,836,825)
Total Equity Dakota Plains Holdings, Inc.	36,027,494	37,053,413
Non-Controlling Interest in Subsidiaries	27,458,159	25,573,066
Total Stockholders’ Equity	63,485,653	62,626,479

Total Liabilities and Stockholders’ Equity	$80,858,344	$87,054,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Transloading Revenue	$6,349,502	$—	$19,103,521	$—
Sand Revenue	557,168	—	733,355	—
Rental Income	30,000	76,758	90,000	271,527
Total Revenues	6,936,670	76,758	19,926,876	271,527

COST OF REVENUE	1,919,429	—	5,775,590	—

Gross Profit	5,017,241	76,758	14,151,286	271,527

OPERATING EXPENSES
General and Administrative Expenses	2,311,780	1,940,378	7,784,815	5,930,221
Depreciation and Amortization	1,108,348	47,065	3,229,834	131,923

Total Operating Expenses	3,420,128	1,987,443	11,014,649	6,062,144

INCOME (LOSS) FROM OPERATIONS	1,597,113	(1,910,685)	3,136,637	(5,790,617)

OTHER INCOME (EXPENSE)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	—	644,133	—	3,423,054
Income (Loss) from Investment in DPTS Marketing LLC	289,232	(1,100,564)	(1,293,982)	1,572,326
Income from Investment in Dakota Plains Services, LLC	164,738	14,315	589,418	212,744
Interest Expense (Net of Interest Income)	(496,637)	(970,962)	(1,503,017)	(2,762,175)
Total Other Income (Expense), net	(42,667)	(1,413,078)	(2,207,581)	2,445,949

INCOME (LOSS) BEFORE TAXES	1,554,446	(3,323,763)	929,056	(3,344,668)

INCOME TAX PROVISION (BENEFIT)	19,737	(1,266,000)	(1,142,148)	(1,282,000)

NET INCOME (LOSS)	1,534,709	(2,057,763)	2,071,204	(2,062,668)

NET INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	1,521,295	—	4,431,102	—

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF DAKOTA PLAINS HOLDINGS, INC.	$13,414	$(2,057,763)	$(2,359,898)	$(2,062,668)

Net Income (Loss) Per Common Share – Basic and Diluted	$0.00	$(0.05)	$(0.04)	$(0.05)

Weighted Average Shares Outstanding – Basic	53,884,637	42,033,077	53,755,966	41,770,880

Weighted Average Shares Outstanding – Diluted	54,908,368	42,033,077	53,755,966	41,770,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,071,204	$(2,062,668)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	3,229,834	131,923
Amortization of Debt Discount	262,221	262,224
Amortization of Finance Costs	52,841	52,026
Deferred Income Taxes	(1,154,000)	(262,000)
Share-Based Consulting Fees	—	280,714
Decrease in Deferred Rental Income	—	(21,638)
Income from Investment in Dakota Petroleum Transport Solutions, LLC	—	(3,423,054)
Loss (Income) from Investment in DPTS Marketing LLC	1,293,982	(1,572,326)
Income from Investment in Dakota Plains Services, LLC	(589,418)	(212,744)
Non-Cash Rental Income	—	(9,719)
Non-Cash Rental Expense	14,685	—
Amortization of Deferred Rent	(5,250)	(2,000)
Share-Based Compensation	1,904,658	2,430,665
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(1,860,513)	(110,187)
Decrease in Other Receivables	45,176	—
Decrease (Increase) on Income Taxes Receivable	949,099	(154,105)
Decrease (Increase) in Other Current Assets	334,130	(90,137)
Decrease in Due from Related Party	1,991,745	4,686
Increase (Decrease) in Accounts Payable	(181,754)	146,491
Decrease in Income Taxes Payable	—	(1,028,000)
Decrease in Accrued Expenses	(1,301,290)	(116,074)
Decrease in Deferred Rental Income	—	(8,062)
Decrease in Accounts Payable – Related Party	(722)	—
Increase in Other Assets	(125,000)	(14,300)
Net Cash Provided By (Used In) Operating Activities	6,931,628	(5,778,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(9,670,840)	(159,737)
Cash Received from DPTS Marketing LLC	—	12,910,000
Preferred Dividends Received from DPTS Marketing LLC	—	1,065,753
Cash Paid for Investment in Dakota Petroleum Transport Solutions, LLC	—	(10,000,000)
Cash Received from Dakota Plains Services, LLC	—	59,906
Cash Received from Dakota Petroleum Transport Solutions, LLC	—	583,462
Net Cash Provided By (Used In) Investing Activities	(9,670,840)	4,459,384

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Promissory Note, Pioneer Terminal	(530,405)	—
Cash Distributions Paid to Non-Controlling Interests	(2,561,694)	—
Capital Contribution to DPTS Sand, LLC	1,000	—
Finance Costs Paid	—	(9,783)
Common Shares Surrendered	(645,679)	(568,058)
Net Cash Used In Financing Activities	(3,736,778)	(577,841)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,475,990)	(1,896,742)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,011,608	2,340,083

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,535,618	$443,341

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,259,582	$2,392,404
Cash Paid During the Period for Income Taxes	$11,852	$189,054

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$885,639	$—
Change in Preferred Dividend Receivable	$373,970	$372,604
Fair Value of Warrants Issued for Consulting Fees	$—	$208,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2014

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists” which provides that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company adopted this ASU effective January 1, 2014. The adoption of this update did not have a material impact on the Company’s consolidated results of operations, financial position or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard’s core principle is that an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. The standard will be effective for annual and interim periods beginning after December 15, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of the provisions of ASU 2014-09; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation” effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is currently evaluating the impact of the provisions of ASU 2014-12, however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Joint Venture Equity Investment

The equity method is used to account for investments in joint ventures where the Company has significant influence, representing equity ownership of not more than 50%. As further described in Note 3, the Company’s equity investments consist of 50% owned Dakota Petroleum Transport Solutions, LLC (“DPTS”) joint venture (prior to December 31, 2013), 50% owned DPTS Marketing LLC (“DPTSM”) joint venture, 50% owned Dakota Plains Services, LLC (“DPS”) joint venture and 50% owned DPTS Sand, LLC joint venture. All of the Company’s equity investments have December 31 fiscal year ends, and the Company records its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements. The Company’s share of the joint ventures’ operating results for each reporting period is adjusted for its share of intercompany transactions, which primarily relate to rental agreements. Any significant unrealized intercompany profits or losses are eliminated in applying the equity method of accounting. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS. The appointment as the Facility Management Member resulted in the consolidation of the accounts of DPTS with and into the consolidated financial statements of the Company as of December 31, 2013. Accordingly, the accompanying September 30, 2014 and December 31, 2013 condensed consolidated balance sheets and the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 include the accounts and operations of DPTS. The operations of DPTS Sand, LLC commenced in June 2014, and the accompanying financial statements include the accounts and operations of DPTS Sand, LLC.

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

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,108,348 and $3,229,834 for the three and nine months ended September 30, 2014, respectively, and $47,065 and $131,923 for the three and nine months ended September 30, 2013, respectively. The Company had fixed assets related to in progress construction of $34,357 and $7,551,187 at September 30, 2014 and December 31, 2013, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment recorded during the nine months ended September 30, 2014 and 2013.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of September 30, 2014 and December 31, 2013. Any required environmental accruals would be accounted for by DPTSM and DPS.

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

Revenue Recognition

DPTS and DPTS Sand, LLC recognize revenues when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. DPTS records the gross sale of fuel-related services when the transloading of petroleum-related products is complete. DPTS Sand, LLC records the gross sale of sand-related services when the transloading of sand-related products is complete.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three months ended September 30, 2013 and for the nine months ended September 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted Average Common Shares Outstanding – Basic	53,884,637	42,033,077	53,755,966	41,770,880
Plus: Potentially Dilutive Common Shares, Stock Warrants and Restricted Stock	1,023,731	—	—	—
Weighted Average Common Shares Outstanding – Diluted	54,908,368	42,033,077	53,755,966	41,770,880

Restricted Stock Excluded from EPS due to the Anti- Dilutive Effect	430,652	948,457	976,462	933,871

The following stock warrants and restricted stock represent potentially dilutive shares as of September 30, 2014:

September 30, 2014
Restricted Stock	1,016,150
Stock Warrants	2,771,000
Total Potentially Dilutive Shares	3,787,150

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

Non-Controlling Interest

ASC 810 “Consolidation” requires that a non-controlling interest be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest at September 30, 2014 and December 31, 2013 is due to the non-controlling member of DPTS and DPTS Sand, LLC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. The accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 also include the accounts of DPTS and DPTS Sand, LLC. All significant intercompany accounts and transactions have been eliminated. Effective at the end of business on December 31, 2013, DPT was appointed the Facility Management Member of DPTS, which resulted in the consolidation of the accounts of DPTS with and into the consolidated financial statements of the Company as of December 31, 2013. The operations of DPTS Sand, LLC commenced in June 2014.

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

Each of the members of DPTS was required to make an initial capital contribution of $50,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of September 30, 2014.

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

As a result of the Revised MCA, the Company accounted for the joint venture using the equity method of accounting through the end of business on December 31, 2013, at which time it was consolidated. Accordingly, the Company’s share of income from the joint venture is included in other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2013. At September 30, 2014 and December 31, 2013, the Company reflected the assets and liabilities of DPTS at carryover basis.

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

To reflect the economics of the $526,410 of costs incurred, the Company recognized rental income of $1,972 and $9,719 for the three and nine months ended September 30, 2013, respectively. No cash was received related to this rental income; the rental income recorded was treated as an increase in the Company’s investment in the joint venture.

In order to render fair and equitable the leases for the additional expenditures by the members relating to the site improvements and new equipment, the Supplemental Agreement included a provision that the Company would receive 75% of the cash distributions from DPTS until it had been reimbursed. The additional expenditures would also incur interest at an interest rate of 7% per annum until paid in full. After the Company was reimbursed and received the required interest, the cash distributions reverted back to the 50/50 split as per the original agreement. Only the cash distributions were changed under the Supplemental Agreement. The profit and loss allocations remained the same as the original member control agreement. As of September 30, 2014, the Company had been fully reimbursed for the additional expenditures related to the Supplemental Agreement.

In the first quarter of 2013, the Company settled an outstanding invoice related to the costs incurred as part of the Supplemental Agreement. The invoice was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures incurred by the Company were $772,791.

Rental income related to the Supplemental Agreement was $2,542 and $8,156 for the three and nine months ended September 30, 2013, respectively. There were no future lease payments receivable related to this agreement as of September 30, 2014 and December 31, 2013.

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

Pro Forma Information

The assumption of the control of day-to-day management of the operations was effective at the end of business December 31, 2013. Therefore, the operating results of DPTS have not been included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The following unaudited pro forma results of operations assume that the change in control of day-to-day management of the operations had been effective for the aforementioned periods. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations.

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in DPTS have been removed.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$3,356,845	$12,906,617
Net Income (Loss)	(1,490,386)	1,088,860
Net Income Attributable to Non-Controlling Interest	567,377	3,151,528
Net Loss Attributable to Shareholders of Dakota Plains Holdings, Inc.	(2,057,763)	(2,062,668)

DPTS Marketing LLC

The Company, through DPM, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTSM. The joint venture was formed to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities.

Each of the members of DPTSM was required to make an initial capital contribution of $100. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of September 30, 2014.

Each of the members of DPTSM was also required to make an initial Member Preferred Contribution of $10 million to support the trading activities of the joint venture. Upon written agreement of all the members, the members will make such additional Member Preferred Contributions as are agreed upon. All Member Preferred Contributions made shall entitle the member to receive a cumulative preferred return of 5% per annum, which preferred return will be paid in cash on a quarterly basis subject to cash availability. At September 30, 2014 and December 31, 2013, the Company reported a preferred dividend receivable of $626,027 and $252,057, respectively, on its condensed consolidated balance sheets. In September 2013, the Company received a payment of $1.1 million related to the cumulative preferred return. This payment was for the cumulative preferred return from the date of the initial $10 million contribution through June 30, 2013. No additional payments related to the preferred return have been received since September 2013.

The operations of DPTSM commenced in May 2011. Under the member control agreement, the profits and losses of DPTSM are split 50/50, pro rata based on the number of member units outstanding. The cash payments from the joint venture are also paid pro rata based on the number of member units outstanding. The Company did not receive any priority cash distribution payments from DPTSM for the nine months ended September 30, 2014. The Company received its first priority cash distribution payments in April and June 2013.

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

The Company accounts for this joint venture using the equity method of accounting. The Company’s share of the income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in DPTSM on its condensed consolidated balance sheet.

The unaudited financial statements of DPTSM are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$15,273,607	$9,115,703	$41,637,411	$44,234,110
Net Earnings (Losses)	578,463	(2,201,127)	(2,587,964)	3,144,653
Company’s Share of Equity in Net Earnings (Losses)	289,232	(1,100,564)	(1,293,982)	1,572,326

	September 30, 2014	December 31, 2013
Total Assets	$31,054,796	$33,523,175
Total Liabilities	11,473,028	10,605,497
Share of Equity in Net Assets	9,790,884	11,458,836

Dakota Plains Services, LLC

The Company, through its wholly owned subsidiary, Dakota Plains Trucking, LLC, entered into a joint venture with JPND II, LLC (“JPND”). The Company and JPND each own 50% of the outstanding member units of DPS. The joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time.

JPND made an initial capital contribution of $650,000 to DPS. The Company was not required to make a capital contribution. Each member received 1,000 member units, for a total of 2,000 member units issued and outstanding as of September 30, 2014.

The member control agreement of DPS includes a provision that JPND will receive all distributions from the joint venture until the aggregate amount of distributions received is equal to their initial capital contribution. The cash distributions will be split 50/50 after JPND has received distributions equal to its capital contribution. The Company received no distributions for the nine months ended September 30, 2014. The Company received a tax distribution in June 2013.

The operations of DPS commenced in September 2012. Under provisions of the member control agreement the profits and losses of DPS are split 50/50, pro rata based on the number of member units outstanding.

The initial term of the joint venture is until December 31, 2022, and the term will automatically extend in two-year renewal periods unless and until terminated.

The Company accounts for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statements of operations, and the Company has recorded an investment in DPS on its condensed consolidated balance sheet. As required by GAAP, the Company recognized its pro rata share of the net income from DPS for the nine months ended September 30, 2013 less the unrecognized losses from the period ended December 31, 2012. The Company did not recognize the loss from DPS for the year ended December 31, 2012 or decrease its investment in DPS below zero as of December 31, 2012. GAAP prohibits the Company from reducing the investment below zero unless the Company is obligated to provide financial support to DPS.

The unaudited financial statements of DPS are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$4,780,797	$3,805,769	$14,569,046	$10,902,636
Net Earnings	329,475	28,630	1,178,835	617,639
Company’s Share of Equity in Net Earnings	164,738	14,315	589,418	212,744

	September 30, 2014	December 31, 2013
Total Assets	$8,758,351	$9,945,720
Total Liabilities	6,760,292	9,126,495
Share of Equity in Net Assets	659,817	70,399

DPTS Sand, LLC

The Company, through its wholly owned subsidiary, Dakota Plains Sand, LLC, entered into a joint venture with PTS. The Company and PTS each own 50% of the outstanding member units of DPTS Sand, LLC. The joint venture was formed to engage in the operation of a sand transloading facility near New Town, North Dakota and any other lawful activities as the board of governors may determine from time to time.

Each of the members of DPTS Sand, LLC was required to make an initial capital contribution of $1,000. Each member received 1,000 member units for their initial capital contribution, for a total of 2,000 member units issued and outstanding as of September 30, 2014.

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

Prior to January 1, 2014, in accordance with the equity method requirements described in Note 3, 50% of the rent payments received were recognized as rental income and 50% were included in income from investment in DPTS. Accordingly, for the three months ended September 30, 2013, $72,243 of the $144,486 in rent payments was recognized as rental income and $72,243 was included in income from investment in DPTS and for the nine months ended September 30, 2013, $253,653 of the $507,306 in rent payments was recognized as rental income and $253,653 was included in income from investment in DPTS.

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

6.        Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of September 30, 2014 and December 31, 2013.

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

In June 2014, the Company issued an aggregate of 130,436 shares of common stock to its non-employee directors pursuant to its 2011 Equity Incentive Plan for prior and future service to the Company. These shares were valued at $300,000 or $2.30 per share, the market value of the shares of common stock on the date of issuance. The Company recorded general and administrative expenses of $75,000 and $225,000 for the three and nine months ended September 30, 2014, respectively, related to this stock issuance.

During the nine months ended September 30, 2014, 297,749 shares of common stock were surrendered by certain executives and employees of the Company to cover tax obligations in connection with their fully vested and restricted stock awards. The total value of these shares was $645,679, which was based on the market price on the date the shares were surrendered.

7.        Stock-Based Compensation and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This standard requires the Company to record an expense associated with the fair value of the stock-based compensation. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected volatility. For warrants granted to employees and directors, the Company uses the simplified method to determine the expected term of the warrants due to the lack of sufficient historical data. Changes in these assumptions can materially affect the fair value estimate. The fair value of the warrants are recognized as compensation or interest expense over the vesting term.

Warrants

The table below reflects the status of warrants outstanding at September 30, 2014:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the nine months ended September 30, 2014.

•

The Company recorded general and administrative expense of $15,697 and $217,868 for the three and nine months ended September 30, 2013, respectively, related to these warrants. The Company recorded no general and administrative expense for the three and nine months ended September 30, 2014, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of September 30, 2014, as the Company recognized the entire fair value upon vesting.

•	There are 2,771,000 warrants that are exercisable at September 30, 2014.

•	No warrants were exercised during the nine months ended September 30, 2014.

Stock Options

Effective January 16, 2014, certain executives and outside directors of the Company agreed to surrender the 415,625 stock options granted to them in prior periods. There are no options outstanding at September 30, 2014.

Restricted Stock Awards

During the nine months ended September 30, 2014, the Company issued 574,483 restricted shares of common stock as compensation to officers and employees of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than March 2017. As of September 30, 2014, there was $2.2 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the weighted average period of 1.8 years. The Company has assumed a zero percent forfeiture rate for restricted stock. The Company recorded general and administrative expense of $325,363 and $1,037,414 for the three and nine months ended September 30, 2014, respectively, and $465,076 and $1,094,919 for the three and nine months ended September 30, 2013, respectively, related to issuances of restricted shares.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Number of Shares	Weighted-Average Grant Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	769,063	$3.82
Shares Granted	574,483	$2.24
Lapse of Restrictions	(327,396)	$3.88
Restricted Shares Outstanding at September 30, 2014	1,016,150	$2.91

8.        Promissory Notes

Principal Amount	$7,717,317
Unamortized Debt Discount at September 30, 2014	(378,764)
Promissory Notes, Net of Debt Discount	$7,338,553

As of September 30, 2014, the Company has the following outstanding promissory notes:

All promissory notes bear interest at the rate of 12% per annum, with interest paid in arrears on the last day of each fiscal quarter and mature on October 31, 2015.

The Company incurred finance costs of $195,062 related to these promissory notes, which is being amortized over the term of the notes and is included in interest expense on the condensed consolidated statement of operations. The amortization recorded for each of the three and nine months ended September 30, 2014 and 2013 was $16,255 and $48,765, respectively.

Pioneer Terminal

In June 2013, Dakota Plains Transloading, LLC (“Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (“Credit Agreement”) with World Fuel Services Corporation. The Credit Agreement provides the Borrower with a $20 million delayed draw term loan facility (the “Facility”) to finance the Borrower’s share of improvements to be made to the Pioneer Terminal in New Town, North Dakota. The availability period for draws under the Facility expired on September 30, 2014, and the maturity date of the Facility is December 31, 2026. The Facility is secured by a mortgage on a majority of the land owned by the Company in New Town, North Dakota as well as a pledge of the equity owned by the Borrower in DPTS.

During the availability period, a loan under the Facility bore interest at a rate per annum equal to nine percent (9%). After the expiration of the availability period, a loan under the Facility bears interest at a rate per annum equal to (i) six percent (6%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $5 million, (ii) nine percent (9%), at any time when the aggregate unpaid principal amount of loans outstanding is less than $10 million. There was $7.0 million and $7.5 million outstanding under the Facility at September 30, 2014 and December 31, 2013, respectively.

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

The Company incurred finance costs of $9,783 related to the Credit Agreement, which was amortized through June 2014 and was included in interest expense on the condensed consolidated statement of operations. The amortization recorded for the three and nine months ended September 30, 2014 was $0 and $4,076, respectively, and $2,446 and $3,261 for the three and nine months ended September 30, 2013, respectively.

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

The income tax provision (benefit) for the three and nine months ended September 30, 2014 and 2013 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current Income Taxes	$3,737	$(391,000)	$11,852	$(1,042,000)

Deferred Income Taxes
Federal	14,000	(793,000)	(1,048,000)	(207,000)
State	2,000	(82,000)	(106,000)	(33,000)

Total Provision (Benefit)	$19,737	$(1,266,000)	$(1,142,148)	$(1,282,000)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax provision (benefit). For the nine months ended September 30, 2014 and 2013, the Company did not recognize any interest or penalties in the condensed consolidated statement of operations, nor did the Company have any interest or penalties accrued in the condensed consolidated balance sheet at September 30, 2014 and December 31, 2013, relating to unrecognized benefits.

The Company reported a net deferred tax asset of $5,035,000 on its condensed consolidated balance sheet as of September 30, 2014. GAAP requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company has determined that no valuation allowance is necessary related to the deferred tax assets at September 30, 2014. The net operating loss carry forward of $19.3 million that was generated in the year ended December 31, 2013 was caused by the tax expense related to the satisfaction of promissory notes with the issuance of the Company’s common stock and the Company’s pro rata share of the bonus depreciation that DPTS recorded related to the Pioneer Terminal for income tax purposes. The Company had taxable income in the year ended December 31, 2012 and anticipates taxable income for the year ending December 31, 2014.

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

As of September 30, 2014 and December 31, 2013, the Company has no financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet. Level 2 liabilities consist of the promissory notes (see Note 8).

12.        Commitments and Contingencies

Lac-Mégantic, Quebec

As previously disclosed, various lawsuits have been filed against us, certain of our subsidiaries, DPTS, and DPTSM related to a July 2013 train derailment in Lac-Mégantic, Quebec. For additional information regarding the legal proceedings related to the train derailment, see our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II – Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014.

We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, in which DPTS leases the facility for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90 days written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90 day period. TJMD is seeking payment for work performed prior to the final September termination, as well as, monetary damages for future losses and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of September 30, 2014 and December 31, 2013, DPTS has not recorded any accruals associated with this legal claim.

At September 30, 2014, $13,720 of the other receivables balance was attributed to the net asset relating to the amount of cost that DPTS expects to recover from the third parties responsible for causing the incidents on its property in excess of the estimated amount of cost that it reasonably expects to pay for cleanup measures.

13.        Subsequent Events

In November 2014, the Company entered into a purchase agreement to sell its membership units in DPS to its joint venture partner, JPND II, LLC. The total proceeds to be received in exchange for the membership units is $1.15 million, and the Company anticipates closing on the purchase agreement in November 2014.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the United States Securities and Exchange Commission (SEC).

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

          In September 2012, our wholly owned subsidiary, Dakota Plains Trucking, LLC (“DP Trucking”), formed a joint venture with JPND II, LLC. DP Trucking and JPND II, LLC each own 50% of the outstanding member units of Dakota Plains Services, LLC (“DPS” or the “trucking joint venture”). The trucking joint venture was formed to engage in the transportation by road of hydrocarbons and materials used or produced in the extraction of hydrocarbons to or from refineries and other end-users or persons, wherever located, and any other lawful activities as the board of governors may determine from time to time. The initial term of the trucking joint venture is until December 31, 2022. The term will automatically extend in two-year renewal periods unless and until terminated. Subsequent to the end of the third quarter, we signed a purchase agreement with JPND II, LLC to sell our membership interests in DPS to them for $1.15 million. The transaction, subject to customary closing conditions, is expected to close in November 2014.

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

          The Pioneer Terminal was commissioned in December 2013 and began loading cars and sending trains in January 2014. The Pioneer Terminal logged over 120,000 work hours without a lost time incident, and was completed on time and under budget. The total cost of the project was approximately $50 million and was funded equally by us and World Fuel Services Corporation. Our 50% share of the cost was funded with approximately $16.5 million cash on hand, $7.5 million credit facility draw-down, and the remaining $1.0 million balance will be paid for utilizing cash from the transloading joint venture. In January 2014 we began transloading third party crude oil. In February 2014 we began transloading crude oil for one of the large Exploration and Production (“E&P”) producers with a six month contract that reflected a set fee and minimum volume. The contract was not renewed after the six month period but was replaced with a new contract in August with the intermediary that was purchasing the E&P producer’s crude oil. The new contract reflects a set fee and minimum volume commitment. In April 2014, we began transloading for a marketer with a contract that reflects a set fee and minimum volume commitment.

          In August 2014, we announced the execution of an interconnection agreement with Hiland Crude, LLC, a wholly owned subsidiary of Hiland Partners, LP (“Hiland”), that would link the Pioneer Terminal with Hiland’s Market Center Gathering System crude oil pipeline network (the “gathering system”). Construction for the final link was completed on November 4, 2014 and was commissioned on November 5, 2014. Hiland’s gathering system is the largest in the Bakken, traversing through the heart of the field in Divide, Dunn, Mountrail, McKenzie and Williams counties in North Dakota, as well as Richland and Roosevelt counties in Montana. Hiland’s gathering system has multiple connection points into pipeline outlets and crude by rail terminals, with the Pioneer Terminal being the only Canadian Pacific Railway origin. The connection to the Pioneer Terminal is expected to have an initial capacity of greater than 15,000 barrels a day and can be easily expanded to supply up to approximately 60,000 barrels of crude oil per day.

          In September 2014, we announced the expansion of our crude oil on-site storage at the Pioneer Terminal, and the construction of a third 90,000 barrel storage tank began almost immediately. Regulatory permits and engineering designs were completed, and we expect the storage tank to be operational by the summer of 2015. The addition of a third storage tank, the connection to Hiland’s gathering system, and the anticipated expanded rail service will facilitate increasing the sustainable throughput rate to a unit train per day, which is equivalent to 80,000 barrels of crude oil per day.

          The existing four ladder tracks will be utilized for inbound delivery, storage and trucking logistics services for commodities such as sand, aggregate, chemicals, diesel, and pipe.

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

Current Business Drivers

          As reported by the U.S. Geological Survey (“USGS”), the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date per the USGS website for a production plateau is between the years of 2022 to 2024. The USGS estimated parts of North Dakota may contain as much as 7.4 billion barrels of crude oil. As of November 2014, North Dakota ranks second behind Texas in terms of production of natural resources in the United States.

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

Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the best price. In the Williston Basin, 60% of crude oil production was being shipped via rail as of August 2014 compared to 61% via rail in August 2013, according to data from the October 15, 2014 North Dakota Pipeline Authority Monthly Update.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Dakota Plains Holdings, Inc.

          We experienced net income attributable to shareholders of Dakota Plains Holdings, Inc. of $13,400 for the three months ended September 30, 2014 compared to a net loss of $2.1 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, net income was driven by an increase in income from our indirect ownership interest in the transloading and marketing joint ventures, decrease in general and administrative expenses and a decrease in interest expense as a result of the December 2013 debt restructuring and pay down. The net loss for the three months ended September 30, 2013 was driven by the loss from our indirect ownership interest in the marketing joint venture, primarily due to a lower per barrel margin resulting from a significant narrowing of the price spread between Brent and WTI and the legal and insurance expenses associated with the Lac-Mégantic train incident.

          General and administrative expenses were $2.3 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013. The general and administrative expenses for the three months ended September 30, 2014 consisted of $1.6 million related to Dakota Plains Holdings, Inc. and $0.7 million related to the transloading joint venture. The $1.9 million of general and administrative expenses for the three months ended September 30, 2013 related to Dakota Plains Holdings, Inc. The decrease in general and administrative expenses for Dakota Plains Holdings, Inc. was primarily driven by a decrease in legal fees as a result of resolving the Canadian portion of the Lac Mégantic litigation and a reduction in non-cash related expenses (share based compensation).

Transloading Joint Venture

          The results of the transloading joint venture are included in the consolidated statement of operations for the three months ended September 30, 2014 but are reflected as income from investment in Dakota Petroleum Transport Solutions, LLC in other income on the statement of operations for the three months ended September 30, 2013.

          Net income for the three months ended September 30, 2014 was $2.8 million compared to $1.1 million for the three months ended September 30, 2013. The increase in net income was driven by a combination of an 89% increase in revenue and a 2% reduction in cost of revenue. Total revenue for the three months ended September 30, 2014 was $6.3 million compared to $3.4 million for the three months ended September 30, 2013. The increase was driven by volume, as the third quarter 2014 volume was 3.4 million barrels of crude oil transloaded (36,500 barrels per day) compared to 1.7 million barrels of crude oil transloaded (18,000 barrels per day) during the three months ended September 30, 2013; a 103% increase. The transloading joint venture began transloading third party barrels of crude oil in February 2014. Total cost of revenue was $1.8 million for the three months ended September 30, 2014 and 2013.

Sand Joint Venture

          Net income for the three months ended September 30, 2014 was $0.3 million. The sand joint venture commenced operations in June 2014.

Marketing Joint Venture

          Income from our indirect investment in the marketing joint venture was $0.3 million for the three months ended September 30, 2014 compared to a loss of $1.1 million for the three months ended September 30, 2013. The marketing joint venture sold 1.9 million barrels of crude oil (20,600 barrels per day) during the three months ended September 30, 2014 and 2013. The marketing joint venture continued to experience competitive margin pressure in July 2014, which resulted in a net loss per barrel to each member of $(0.53). However, due to the amount of domestic sweet crude available to US refiners as a result of increased production and the railroad’s under-performance, the marketing joint venture experienced net income per barrel to each member of $0.50 in August 2014 and $0.68 in September 2014 resulting in an average net income per barrel to each member of $0.15 for the three months ended September 30, 2014 compared to a net loss per barrel to each member of $(0.59) for the three months ended September 30, 2013.

Trucking Joint Venture

          Income from our indirect investment in the trucking joint venture was $165,000 for the three months ended September 30, 2014 compared to $14,000 for the three months ended September 30, 2013. The trucking joint venture hauled 1.7 million barrels of crude oil during the third quarter of 2014 (18,100 barrels per day) compared to 1.5 million barrels of crude oil hauled during the third quarter of 2013 (16,200 barrels per day); a 12% increase.

Nine months Ended September 30, 2014 vs. Nine months Ended September 30, 2013

Dakota Plains Holdings, Inc.

          We experienced a net loss attributable to shareholders of Dakota Plains Holdings, Inc. of $2.4 million for the nine months ended September 30, 2014 compared to a net loss of $2.1 million for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2014 was driven primarily by the loss from our indirect ownership interest in the marketing joint venture experienced during the second quarter and an increase in legal and professional fees. The loss was partially offset by an increase in income from our indirect ownership in the transloading joint venture due to increased volume and a reduction in cost of revenue. The net loss for the nine months ended September 30, 2013 was primarily driven by interest expense of $2.8 million.

          General and administrative expenses were $7.8 million for the nine months ended September 30, 2014 compared to $5.9 million for the nine months ended September 30, 2013. The general and administrative expenses for the nine months ended September 30, 2014 consisted of $6.0 million related to Dakota Plains Holdings, Inc. and $1.8 million related to the transloading joint venture. General and administrative expenses related to Dakota Plains Holdings, Inc. were flat year over year as the entire general and administrative balance for the nine months ended September 30, 2013 related to Dakota Plains Holdings, Inc.

Transloading Joint Venture

          The results of the transloading joint venture were included in the consolidated statement of operations for the nine months ended September 30, 2014 but reflected as income from investment in Dakota Petroleum Transport Solutions, LLC in other income on the statement of operations for the nine months ended September 30, 2013.

          Net income for the nine months ended September 30, 2014 was $8.5 million compared to $6.3 million for the nine months ended September 30, 2013. The increase in net income was driven by a 48% increase in revenue but was offset by an increase in depreciation and other operating expenses due to the completion of the Pioneer Terminal. Total revenue for the nine months ended September 30, 2014 was $19.1 million compared to $12.9 million for the nine months ended September 30, 2013. The increase was driven by volume, as the joint venture transloaded 10.1 million barrels of crude oil (37,100 barrels per day) during the nine months ended September 30, 2014 compared to 6.4 million barrels of crude oil (23,300 barrels per day) during the nine months ended September 30, 2013; a 59% increase. The increase in barrels transloaded was primarily the result of securing third party transloading customers. Total cost of revenue for the nine months ended September 30, 2014 was $5.8 million compared to $5.6 million for the nine months ended September 30, 2013. The slight increase in cost of revenue was due to the addition of terminal management fees related to the Pioneer Terminal.

Sand Joint Venture

          Net income for the nine months ended September 30, 2014 was $0.4 million. The sand joint venture commenced operations in June 2014.

Marketing Joint Venture

          Loss from our indirect investment in the marketing joint venture was $1.3 million for the nine months ended September 30, 2014 compared to income of $1.6 million for the nine months ended September 30, 2013. The decrease was driven by a combination of lower volume sold and continued margin pressure. For the nine months ended September 30, 2014, the marketing joint venture sold 6.3 million barrels of crude oil (23,100 barrels per day) compared to 7.0 million barrels of crude oil sold (25,800 barrels per day) during the nine months ended September 30, 2013; a 10% decrease. The marketing joint venture continued to experience competitive margin pressure which resulted in a net loss per barrel of $(0.21) for the nine months ended September 30, 2014 compared to net income per barrel of $0.22 for the nine months ended September 30, 2013. Well head prices remained static as refiner buyers continued to be aggressive. Refiners came into the North Dakota lease and terminal markets paying in excess of market prices in order to fill their respective capacity and tank cars but have refused to pay equivalent prices on barrels delivered to them by marketers like the marketing joint venture. In addition, the slow rise in the WTI/Brent spread made domestic barrels less favorable on the east coast compared to available alternatives. The Gulf Coast was not a viable market as cheap barrels were being railed in from West Texas which made the LLS market unattractive. The Gulf Coast continued to be long on crude oil with barges and tankers moving sweet, light crude oil to the East Coast to compete with railed Bakken crude oil. The marketing joint venture continued to experience competitive margin pressure through July 2014. However, due to the amount of domestic sweet crude oil available to US refiners as a result of increased production and the railroad’s under-performance, the marketing joint venture began to experience a positive margin trend resulting in net income per barrel to each member of $0.50 and $0.68 in August and September 2014, respectively.

Trucking Joint Venture

          Income from our indirect investment in the trucking joint venture was $0.6 million for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the joint venture hauled 4.9 million barrels of crude oil (17,900 barrels per day) compared to 3.9 million barrels of crude oil hauled (14,300 barrels per day) for the nine months ended September 30, 2013; a 26% increase. The trucking joint venture is expected to continue to haul crude oil for the marketing joint venture as well as for various third parties.

Non-GAAP Financial Measures

          We define Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718 and (v) Adjusted EBITDA Attributable to Non-Controlling Interests. Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. was $1.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, compared to $(1.7) million and $2.3 million for the three and nine months ended September 30, 2013, respectively. The increase in Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily driven by the increase in income from the marketing and transloading joint ventures in addition to a reduction in general and administrative expenses, primarily legal fees. The decrease in Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily driven by the decrease in income from the marketing joint venture which was partially offset by the increase in income from the transloading and trucking joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$1,534,709	$(2,057,763)	$2,071,204	$(2,062,668)
Add Back:
Income Tax Provision (Benefit)	19,737	(1,266,000)	(1,142,148)	(1,282,000)
Depreciation and Amortization	1,108,348	47,065	3,229,834	131,923
Share Based Compensation - Employees and Directors	400,365	571,398	1,904,658	2,430,665
Share Based Compensation - Consultants	—	55,722	—	280,714
Interest Expense, net	496,637	970,962	1,503,017	2,762,175
Adjusted EBITDA	$3,559,796	$(1,678,616)	$7,566,565	$2,260,809

Adjusted EBITDA Attributable to Non-Controlling Interests	2,051,009	—	5,973,149	—

Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc.	$1,508,787	$(1,678,616)	$1,593,416	$2,260,809

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

Liquidity and Capital Resources

          Our principal sources of liquidity are cash and cash equivalents, cash distributions generated from our joint ventures and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $6.5 million at September 30, 2014 ($4.7 million is reserved for use in the operations of DPTS and DPTS Sand, LLC and is only available to the Company through distributions). We have received monthly priority cash distributions from the transloading joint venture beginning in February 2014 through September 2014.

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

          Cash Flows Provided by (Used In) Operating Activities

          Net cash provided by operating activities totaled $6.9 million and net cash used in operating activities totaled $5.8 million for the nine months ended September 30, 2014, and 2013, respectively, or an increase of cash provided of approximately $12.7 million. The primary reason for the increase in cash provided by operating activities was the consolidation of the DPTS financial statements with and into the consolidated financial statements of the Company for the nine months ended September 30, 2014.

          Cash Flows Provided by (Used In) Investing Activities

          Net cash used in investing activities totaled $9.7 million and net cash provided by investing activities totaled $4.5 million for the nine months ended September 30, 2014 and 2013, respectively, or an increase of cash used of approximately $14.2 million. The increase relates to the purchases of property and equipment related to the Pioneer Terminal during the nine months ended September 30, 2014 and the priority cash distribution received from the marketing joint venture during the nine months ended September 30, 2013.

          Cash Flows Used In Financing Activities

          Cash flows used in financing activities totaled $3.7 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $3.1 million primarily relates to the transloading joint venture’s priority cash distributions to the non-controlling interest and principal payments related to the World Fuel Services Corporation credit facility.

          Transloading Joint Venture Distributions

          The transloading joint venture may distribute, and historically has distributed, a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days. The ending amount is the priority cash available. Any joint venture member transaction payments due are then deducted from the priority cash available. The ending balance, which is the priority cash remaining is then multiplied by 50%, which is the required distribution amount. We have received a priority cash distribution from the transloading joint venture for the months of February 2014 through September 2014.

          Marketing Joint Venture Distributions

          The marketing joint venture determines if there will be a cash distribution on a quarterly basis. The distribution is based on the cash balance at quarter end, less the member preferred initial contribution of $20.0 million and the cash necessary to fund the trading activities incurred during the current quarter as well as the following quarter’s forecasted operating expenses and trading activities. The net balance will be the priority cash available. The marketing joint venture made its first cash distribution in April 2013. In August 2013, the marketing joint venture made a distribution to each of its members in the amount of $10.0 million, which was immediately invested as capital contributions to Dakota Petroleum Transport Solutions, LLC in order to increase the funds available for the Pioneer Terminal. No priority cash distributions have been made this year through September 30, 2014.

          Trucking Joint Venture Distributions

          The trucking joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available which is evenly distributed between Dakota Plains Trucking, LLC and JPND II, LLC after JPND II, LLC’s initial capital contribution has been reimbursed. No priority cash distributions have been made this year through September 30, 2014.

          Sand Joint Venture Distributions

          The sand joint venture determines a cash payment on a monthly basis using a calculation that considers the month’s ending cash balance less third party expenses, both current and due over the next 30 days and any reserve amounts which may be established by unanimous action of its board of governors. The ending amount is the priority cash available, which is evenly distributed between its members. The sand joint venture initiated its operations in June 2014 and has made no priority cash distributions as of September 30, 2014.

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

          As stated in Note 12 to the Financial Statements, we, certain of our subsidiaries DPTS, and DPTSM are among the many defendants named in various lawsuits relating to the derailment of a Montreal Main & Atlantic Railroad, Ltd. (“MM&A”) train in Lac-Mégantic, Quebec. We believe all claims asserted against us, our subsidiaries, DPTS, and DPTSM are without merit and intend to vigorously defend against such claims.

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

          On July 15, 2013, four named parties filed a petition in the Canadian Province of Quebec seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs. On June 18, 2014 the petitioners sought permission from the Quebec Superior Court to discontinue the proceedings without prejudice against Dakota Plains Holdings, Inc., Dakota Plains Marketing LLC and Dakota Plains Transloading LLC. The Court granted permission for the discontinuance, and consequently those companies have been removed from the proceeding. The most recent iteration of the petition, filed on July 7, 2014, removes us and certain of our subsidiaries pursuant to the discontinuance, but still includes DPTS and DPTSM, along with over 30 third parties, including CPR, MM&A and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. We believe these claims against DPTS and DPTSM are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

          Around July 29, 2013, nineteen individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and World Fuel Services, Corporation and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On September 25, 2014, the First Circuit Court of Appeals ordered plaintiffs to voluntarily dismiss their appeal or show cause why their appeal should not be dismissed for lack of jurisdiction. The parties have responded to the First Circuit’s order to show cause, and its decision is pending.

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

          We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the aforementioned proceedings. Accordingly, we have not made any provisions for these potential losses in our consolidated financial statements

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

Date:	November 10, 2014	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer
(authorized officer and principal financial officer)

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