Form 10-K/A
period 2014-12-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2015-03-23
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) originally filed on March 16, 2015 (the “Original Report”) by Dakota Plains Holdings, Inc. (the “Company”). At the time the Company filed the Original Report, it believed it had received complete authorization from BDO USA, LLP, the Company’s independent registered public accounting firm (“BDO”). Subsequent to the filing of the Original Report, on March 16, 2015, BDO advised the Company that it had not authorized the Company to file (i) the Report of Independent Registered Public Accounting Firm or (ii) the Consent of Independent Registered Public Accounting Firm, each appearing in, or filed as exhibits to, the Original Report. As a result, the Company is filing this Amendment.

This Amendment includes revisions to Part II, Items 7, 8, and 9A as a result of the foregoing, and, for the purpose of reflecting the exhibits hereto, Part III, Item 15. We have included the remaining unaltered portions of the Original Report in their entirety to, among other things, facilitate efficient communication to our shareholders in connection with our 2015 Annual Meeting of Shareholders.

Except as described above, this Amendment does not amend, update or change any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission after the filing of the Original Report.

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

Results of Operations

The following tables illustrate the statements of operations by operating segment for the years ended December 31, 2014, 2013, and 2012:

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

Liquidity and Capital Resources

          Our principal sources of liquidity are cash and cash equivalents, a $57.5 million revolving credit and term loan agreement with SunTrust Bank, and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $4.7 million at December 31, 2014. The cash in 2014 was primarily generated by the results of operations of DPTS and DPTSS, member preferred returns from DPTSM, proceeds from the sale of our 50% ownership interest in the trucking joint venture and utilization of the credit facility provided by SunTrust Bank. These cash inflows were offset by our purchase of the remaining membership interests of PTS in DPTS, DPTSM and DPTSS for $43 million, which was effective as of November 30, 2014, as well as 50% of the cash distributions from DPTS and DPTSS that were paid to our then-joint venture partner. As a result of the aforementioned purchase, we will no longer be dependent on the priority cash calculations mandated by the member control agreements of the former joint ventures and will now have complete control of the cash generated by these ventures. Cash and cash equivalents at December 31, 2013 were $13.0 million. The cash in 2013 was primarily generated from the priority cash distributions from DPTS and DPTSM, proceeds from both debt and equity issuances, and the consolidation of the DPTS balance sheet.

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

          We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014. Specifically, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

March 23, 2015

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

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2015.

DAKOTA PLAINS HOLDINGS, INC.

By	/s/ Craig M. McKenzie
Craig M. McKenzie,
Chief Executive Officer

Signature	Title	Date

/s/ Craig M. McKenzie
Craig M. McKenzie	Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2015

/s/ Timothy R. Brady
Timothy R. Brady	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2015

/s/ Gabriel G. Claypool
Gabriel G. Claypool	President, Chief Operating Officer and Director	March 23, 2015

*
K. Adam Kroloff	Chairman of the Board of Directors	March 23, 2015

*
Steven A. Blank	Director	March 23, 2015

*
Gary L. Alvord	Director	March 23, 2015

*
Paul M. Cownie	Director	March 23, 2015

*
David H. Fellon	Director	March 23, 2015

*
Terry H. Rust	Director	March 23, 2015

         *Craig M. McKenzie, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

By	/s/ Craig M. McKenzie
Craig M. McKenzie,
Attorney-in-Fact

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
March 23, 2015

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS

	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$4,690,706	$13,011,608
Trade Receivables, Net	3,268,386	-
Income Tax Receivable	14,803	1,120,057
Other Current Assets	99,776	542,523
Due from Related Party	-	2,840,292
Other Receivables	781,135	68,896
Deferred Tax Asset	2,266,000	3,728,000
Total Current Assets	11,120,806	21,311,376

PROPERTY AND EQUIPMENT
Land	3,191,521	3,166,849
Site Development	5,829,640	5,498,501
Terminal	21,383,972	19,813,452
Machinery	18,133,754	12,702,655
Construction in Progress	1,886,470	7,551,187
Tanks	9,307,570	4,237,751
Other Property and Equipment	2,603,417	2,509,598
Total Property and Equipment	62,336,344	55,479,993
Less - Accumulated Depreciation	6,143,159	1,810,259
Total Property and Equipment, Net	56,193,185	53,669,734

PREFERRED DIVIDEND RECEIVABLE	-	252,057

INVESTMENT IN DPTS MARKETING LLC	-	11,458,836

INVESTMENT IN DAKOTA PLAINS SERVICES, LLC	-	70,399

FINANCE COSTS, NET	1,537,795	123,280

RESTRICTED CASH	3,000,000	-

DFERRED TAX ASSET	26,762,000	153,000

OTHER ASSETS	512,901	15,902

Total Assets	$99,126,687	$87,054,584

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$7,387,612	$8,286,489
Accrued Expenses	1,696,358	1,547,645
Accounts Payable - Related Parties	-	722
Promissory Notes, SunTrust	23,250,000	-
Operational Override Liability	715,497	-
Total Current Liabilities	33,049,467	9,834,856

LONG-TERM LIABILITIES
Promissory Notes, Net of Debt Discount	-	7,076,332
Promissory Note, Pioneer Project	-	7,500,000
Promissory Notes, SunTrust	25,250,000	-
Operational Override Liability	44,595,370	-
Other Noncurrent Liabilities	9,917	16,917
Total Long-Term Liabilities	69,855,287	14,593,249

Total Liabilities	102,904,754	24,428,105

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding
Common Stock, Par Value $.001; 100,000,000 Shares Authorized; 55,044,829 and 54,206,380 Issued and Outstanding, Respectively	55,044	54,206
Additional Paid-In Capital	6,267,788	43,836,032
Accumulated Deficit	(10,100,899)	(6,836,825)
Total Equity (Deficit) Dakota Plains Holdings, Inc.	(3,778,067)	37,053,413
Non-controlling Interest in Subsidiaries	-	25,573,066
Total Stockholders’ Equity (Deficit)	(3,778,067)	62,626,479

Total Liabilities and Stockholders’ Equity (Deficit)	$99,126,687	$87,054,584

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

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,256,678	$(1,725,364)	$(2,000,670)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	4,332,900	179,546	165,313
Amortization of Debt Discount	640,985	349,632	58,272
Amortization of Finance Costs	203,394	70,728	10,837
Gain on Extinguishment of Debt	-	(1,726,515)	(14,708,909)
Gain on Sale of Dakota Plains Services, LLC	(472,624)	-	-
Loss on Derivative Liability	-	-	27,311,802
Deferred Income Taxes	(1,033,000)	(26,000)	(2,412,000)
Share-Based Consulting Fees	-	299,288	-
Increase (Decrease) in Deferred Rental Income	-	(24,793)	40,271
Income from Investment in Dakota Petroleum Transport Solutions, LLC	-	(4,312,394)	(3,511,999)
Loss (Income) from Investment in DPTS Marketing LLC	355,265	(2,961,671)	(10,410,596)
Income for Investment in Dakota Plains Services, LLC	(606,977)	(130,305)	-
Non-cash Rental Income	17,941	(12,169)	(42,783)
Amortization of Deferred Rent	(7,000)	(4,083)	-
Share-Based Compensation	2,330,651	2,753,817	502,604
Changes in Working Capital and Other Items, Net of Purchase of Membership Interest and Consolidation of VIE:
Increase in Trade Receivables	(3,245,923)	-	-
Increase in Other Recceivables	(712,239)	-	-
Decrease (Increase) in Income Taxes Receivable	1,105,254	(1,120,057)	-
Decrease (Increase) in Other Current Assets	460,724	(55,986)	(13,876)
Decrease (Increase) in Due from Related Party	1,676,006	46,018	(81,175)
Increase in Accounts Payable	2,251,463	69,318	207,058
Increase (Decrease) in Income Taxes Payable	-	(1,028,000)	1,028,000
Increase in Accrued Expenses	129,769	1,307,740	152,244
Decrease in Deferred Rental Income	-	(8,062)	(104,485)
Increase in Due from Related Party	(24,484)	-	-
Increase in Other Assets	(496,999)	(15,500)	-
Net Cash Provided By (Used In) Operating Activities	9,161,784	(8,074,812)	(3,810,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(12,285,389)	(159,621)	(2,116,490)
Cash Received from DPTS Marketing LLC	10,646,038	12,910,000	-
Preferred Dividends Received from DPTS Marketing LLC	709,589	1,065,753	-
Cash Received from Dakota Plains Services, LLC	-	59,906	-
Cash Received from Sale of Dakota Plains Service, LLC	1,150,000	-	-
Cash Paid for Investment in Dakota Petroleum Transport Solutions, LLC	-	(17,500,000)	-
Cash Paid for Purchase of Non Controlling Interests	(44,196,600)	-	-
Cash Received from Dakota Petroleum Transport Solutions, LLC	-	1,757,896	1,113,463
Cash Received from Consolidation of Dakota Petroleum Transport Solutions, LLC	-	6,921,264	-
Cash Received from Consolidation of DPTS Marketing LLC	3,396,957	-	-
Net Cash Provided By (Used In) Investing Activities	(40,579,405)	5,055,198	(1,003,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Finance Costs Paid	(1,430,459)	(9,783)	(195,062)
Common Shares Surrendered	(645,679)	(568,058)	-
Proceeds from Issuance of Common Stock - Net of Issuance Costs	-	13,910,305	-
Cash Distributions to Non-Controlling Interests	(5,110,826)	-	-
Capital Contribution to DPTS Sand, LLC	1,000	-	-
Cash Paid for Debt Extinguishment Costs	-	(218,641)	(45,401)
Increase in Restricted Cash	(3,000,000)	-	-
Repayment of Promissory Notes	(7,717,317)	(6,922,684)	(500,000)
Proceeds from Promissory Notes	-	-	6,140,000
Proceeds from Promissory Note, Pioneer Project	-	7,500,000	-
Principal Payments on Promissory Note, Pioneer Project	(7,500,000)	-	-
Proceeds from Promissory Notes, SunTrust	48,500,000	-	-
Net Cash Provided By Financing Activities	23,096,719	13,691,139	5,399,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,320,902)	10,671,525	586,418

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,011,608	2,340,083	1,753,665

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,690,706	$13,011,608	$2,340,083

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,536,450	$3,085,750	$1,831,353
Cash Paid During the Period for Income Taxes	$11,852	$1,073,308	$3,459

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$754,815	$10,215	$30,800
Purchase of Property and Equipment Paid Subsequent to Period End Related to Consolidation of VIE	$-	$6,173,638	$-
Fair Value of Warrants Issued for Debt Discount	$-	$-	$1,048,889
Satisfaction of Derivative Liability with Common Stock	$-	$-	$6,132,192
Promissory Notes Issued to Satisfy Derivative Liability	$-	$-	$11,965,300
Preferred Dividend Receivable	$457,532	$498,632	$501,370
Satisfaction of Promissory Notes through issuance of Common Stock	$-	$10,020,143	$-
Fair Value of Common Stock Issued for Finance Costs	$187,450	$-	$-
Non Cash Amounts Related to Equity Transaction
Decrease in Additional Paid In Capital	$39,439,828	$-	$-
Increase in Deferred Tax Asset	$24,114,000	$-	$-
Increase in Operational Override Liability	$45,310,867	$-	$-

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

Segments

The Company has two principal operating segments, which are the crude oil and frac sand transloading operations. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company has determined that there is only one reportable segment as the two segments discussed above have similar processes and purposes, customers, geographic locations and economic characteristics.

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At December 31, 2014 there was no allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

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

Each of the members of DPTSM was also required to make an initial Member Preferred Contribution of $10 million to support the trading activities of the joint venture. The Member Preferred Contributions made entitled the member to receive a cumulative preferred return of 5% per annum. At December 31, 2013, the Company reported a preferred dividend receivable of $252,057 on its consolidated balance sheet. In September 2013, the Company received a payment of $1.1 million related to the cumulative preferred return. This payment was for the cumulative preferred return from the date of the initial $10 million contribution through September 30, 2013. The cumulative preferred return for the period from October 1, 2013 through November 30, 2014 of $0.7 million and the initial $10 million contribution were distributed to the Company as part of the Company’s purchase of the 50% ownership interest of PTS that was effective on November 30, 2014.

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

Reconciliation of reported amount of income tax benefit:

	Year Ended December 31,
	2014	2013	2012
Net income (loss) before taxes and NOL	$1,401,685	$(2,779,364)	$(3,381,211)
Federal statutory rate	35%	35%	35%
Tax provision (benefit) computed at federal statutory rates	490,000	(973,000)	(1,183,000)
State taxes, net of federal taxes	(121,000)	(106,000)	(120,000)
Non-deductible compensation	169,000	-	-
Other	178,007	25,000	(77,541)
Net income attributable to non-controlling interest	(1,877,000)	-	-
Change in valuation allowance	306,000	-	-
Reported benefit	$(854,993)	$(1,054,000)	$(1,380,541)

The components of the Company’s deferred tax assets were as follows:

	Year Ended December 31,
	2014	2013
Deferred Tax Assets (Liabilities)
Current:
Deferred rent	$-	$10,000
Prepaid expenses	(30,000)	(18,000)
Net operating loss	1,897,000	3,866,000
Warrants issued as debt discount	-	(135,000)
Goodwill	399,000	-
Other	-	5,000
Total Current	2,266,000	3,728,000

Non-Current:
Fixed assets	(3,864,000)	(403,000)
Share based compensation	695,000	632,000
Investment in Dakota Petroleum Transport Solutions, LLC	-	(3,677,000)
Investment in Dakota Plains Services, LLC	-	(27,000)
Warrants issued as debt discount	-	(113,000)
Deferred rent	-	117,000
Net operating loss	7,500,000	3,618,000
Goodwill	5,791,000	-
Operational override liability	16,946,000	-
Other	-	6,000
Valuation allowance	(306,000)	-
Total Non-Current	26,762,000	153,000

Total Deferred Tax Assets (Liabilities)	$29,028,000	$3,881,000

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

In connection with the Membership Interest Purchase Agreement, the Company entered into an Indemnification and Release Agreement dated December 5, 2014 with WFS (the “Indemnification and Release Agreement”). Pursuant to the Indemnification and Release Agreement, WFS, on behalf of itself and its direct and indirect subsidiaries, agreed to indemnify the Company, DPTS, DPTSM, and each of their respective officers, managers, directors, employees, affiliates, members, and stockholders, for third party claims in connection with, relating to, or otherwise arising from the train car derailment that occurred in Lac-Mégantic, Quebec, on July 6, 2013 (the “Derailment”). In addition, the Company, DPT and DPM, on behalf of itself and each such entity’s direct and indirect subsidiaries, agreed to indemnify WFS and WFS’s officers, managers, directors, employees, affiliates, members, and stockholders for (i) fifty percent (50%) of the documented out-of-pocket costs and expenses incurred by any WFS party as a result of or arising out of certain obligations to railcar lessors; and (ii) fifty percent (50%) of the documented out-of-pocket defense costs and legal expenses incurred by any WFS party in connection with the Derailment. The Company and its affiliates’ total exposure under the indemnification is limited to $10 million in the aggregate. The indemnification obligations are net of any insurance proceeds received. To support its indemnification obligations, the Company placed $3 million of cash in escrow, which is recorded as restricted cash on the consolidated balance sheet as of December 31, 2014.

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

Equity Transaction

There was no value assigned to the Company’s purchase of DPTSM as the net assets of DPTSM were distributed prior to the purchase. The Company’s purchase of PTS’s membership interest in DPTS and DPTS Sand, LLC was accounted for as an equity transaction in accordance with FASB ASC 810-45-23. Under ASC 810-45-23, changes in a parent’s ownership interest while the parent retains its controlling interest in its subsidiary shall be accounted for as equity transactions. As an equity transaction, the Company reported any difference between the fair value of the consideration paid and the amount by which the non-controlling interest of DPTS and DPTS Sand, LLC was adjusted was recognized in additional paid-in capital. The amount recognized in additional paid-in capital as of December 31, 2014 was calculated as follows:

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

Dakota Petroleum Transport Solutions, LLC Financial Statements For the Years Ended December 31, 2013 and 2012

The report accompanying these financial statements was issued by
BDO USA, LLP, a Delaware limited liability partnership and the U.S. member of
BDO International Limited, a UK company limited by guarantee.

Dakota Petroleum Transport Solutions, LLC

Financial Statements
For the Years Ended December 31, 2013 and 2012

Dakota Petroleum Transport Solutions, LLC Contents

Tel: 713-659-6551 Fax: 713-659-3238 www.bdo.com	333 Clay St., Suite 4700 Houston, TX 77002

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

/s/ BDO USA, LLP

March 14, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Financial Statements

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

Dakota Petroleum Transport Solutions, LLC Statements of Income

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
3.	Related Party Transactions

Per the Company’s Member Control Agreement (the “Agreement”), DPT and PTS are to perform the following services:

Services to be performed by DPT:

●	Acquire the real property necessary for operation of the transloading facility and for rail spur services between the transloading facility and the available trunk rail line;
●	Acquire equipment and materials, pay contractors, acquire permits and assemble and erect the transloading facility;
●	Lease the transloading facility as well as any necessary equipment for operation of the transloading facility to the Company at set rent payment terms. As per the amended and restated lease agreement, DPT received monthly base rent of $19,161 through May 30, 2012. On November 1, 2013, Dakota Plains Holdings, Inc. and the Company entered into the first amendment to amended and restated member control agreement (the “First Amendment”). This First Amendment stipulated that DPT receive $31,881 for each calendar month ending on or after June 1, 2012 through and until December 31, 2012, $60,470 for each calendar month for the period commencing January 1, 2013 and ending on June 30, 2013, $48,162 for each calendar month for the period commencing July 1, 2013 and ending on December 31, 2013, and $38,162 for each calendar month on and after January 1, 2014 through the term of the amended and restated member control agreement.
●	Serve as the “Facility Management Member” and coordinate and manage the day-to-day operation of the transloading facility. DPT will be reimbursed on a monthly basis for costs associated with the Facility Management Activities as approved by the board of governors. Beginning January 2014, $12,500 per month shall be paid to DPT in order to defray expenses related to the employment of the Chief Operating Officer of Dakota Plains Holdings, Inc. in recognition of his contribution to the facility management activities.

Services to be performed by PTS:

●	Make available an amount of rail cars sufficient for the Company to be able to service the transloading facility at a throughput volume of 10,000 barrels per day for which PTS charges the Company $33,750 per month. Beginning in July 2011 and continuing through the term of the amended and restated member control agreement, DPTS Marketing LLC, a related party through common ownership, assumed the railcar leasing liability.
●	Coordinate and manage all accounting and bookkeeping functions in connection with the operation of the transloading facility. The Company paid a monthly accounting fee of $2,800 through October 2011 and $5,000 per month through December 31, 2013. Pursuant to the written action dated December 31, 2013, the annual accounting fee will be $190,000 for the year ending December 31, 2014.
●	Coordinate and manage the trucking and rail logistics for the Transloading Facility, including the scheduling and monitoring of trains and trucks arriving to and departing from the Transloading Facility.

Dakota Petroleum Transport Solutions, LLC Notes to Financial Statements

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

In the first quarter of 2013, an outstanding invoice related to the costs incurred as part of the Supplemental Agreement was settled for $21,546 less than the original invoice amount. Based on this the total additional expenditures were $772,791.  The $772,791 of additional costs incurred by DPT in excess of amounts paid by PTS will be recognized as rental expense over the remaining term of the joint venture, of which $23,713 and $128,427 was expensed during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the Company has paid $328,060 and $372,225 in lease payments in excess of the amount reported as expense.  The amount is included in other current assets and other assets – long-term on the balance sheet with the amount to be expensed in the next twelve months recorded as a current asset.  There are no future lease payments payable related to this agreement as of December 31, 2013 and 2012.

Dakota Petroleum Transport Solutions, LLC Notes to Financial Statements

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

Dakota Petroleum Transport Solutions, LLC Notes to Financial Statements

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

DPTS Marketing LLC Financial Statements For the Years Ended December 31, 2013 and 2012

The report accompanying these financial statements was issued by
BDO USA, LLP, a Delaware limited liability partnership and the U.S. member of
BDO International Limited, a UK company limited by guarantee.

DPTS Marketing LLC

Financial Statements

For the Years Ended December 31, 2013 and 2012

DPTS Marketing LLC

Tel: 713-659-6551 Fax: 713-659-3238 www.bdo.com	333 Clay St., Suite 4700 Houston, TX 77002

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

/s/ BDO USA, LLP

March 14, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Financial Statements

DPTS Marketing LLC

Balance Sheets

As of December 31,	2013	2012

Assets
Current assets:
Cash	$18,054,174	$45,522,940
Prepaid fuel and expenses	829,381	399,892
Other receivables	4,961,448	—
Due from Trading Member	9,678,172	3,476,554
Total current assets	33,523,175	49,399,386

Total assets	$33,523,175	$49,399,386

Liabilities
Current liabilities:
Accounts payable	$7,259,739	$1,369,704
Accounts payable, related parties	2,841,649	2,579,732
Total current liabilities	10,101,388	3,949,436

Non-current liabilities:
Preferred return payable to members	504,109	1,638,356
Total liabilities	10,605,497	5,587,792

Members’ capital:
DP member capital	11,458,839	21,905,797
PTS member capital	11,458,839	21,905,797
Total members’ capital	22,917,678	43,811,594

Total liabilities and members’ capital	$33,523,175	$49,399,386

The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Income

For the years ended December 31,	2013	2012

Trading commission income	$55,729,970	$79,008,731
Cost of revenue	47,738,199	56,609,756

Gross profit	7,991,771	22,398,975

General and administrative expenses	2,065,264	1,535,299

Income from operations	5,926,507	20,863,676

Other expense, net	3,163	42,484

Net income	$5,923,344	$20,821,192

Return of members’ preferred contributions	(997,260)	(1,002,740)

Net income attributable to members	$4,926,084	$19,818,452

The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Members’ Capital

	DP			PTS
	Members Capital	Members Preferred	Total DP Capital	Members Capital	Members Preferred	Total PTS Capital	Total Capital
Balance, December 31, 2011	$1,996,571	$10,000,000	$11,996,571	$1,996,571	$10,000,000	$11,996,571	$23,993,142

Net income attributable to members:
Net income	10,410,596	—	10,410,596	10,410,596	—	10,410,596	20,821,192
Preferred returns	(501,370)	—	(501,370)	(501,370)	—	(501,370)	(1,002,740)
Net income attributable to members:	9,909,226	—	9,909,226	9,909,226	—	9,909,226	19,818,452

Balance, December 31, 2012	11,905,797	10,000,000	21,905,797	11,905,797	10,000,000	21,905,797	43,811,594

Distributions	(12,910,000)	—	(12,910,000)	(12,910,000)	—	(12,910,000)	(25,820,000)

Net income attributable members:
Net income	2,961,672	—	2,961,672	2,961,672	—	2,961,672	5,923,344
Preferred returns	(498,630)	—	(498,630)	(498,630)	—	(498,630)	(997,260)
Net income attributable for members:	2,463,042	—	2,463,042	2,463,042	—	2,463,042	4,926,084

Balance, December 31, 2013	$1,458,839	$10,000,000	$11,458,839	$1,458,839	$10,000,000	$11,458,839	$22,917,678

The accompanying notes are an integral part of these financial statements.

DPTS Marketing LLC

Statements of Cash Flows

For the years ended December 31,	2013	2012

Cash Flows from Operating Activities:
Net Income	$5,923,344	$20,821,192

Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid fuel and expenses	(429,489)	(399,892)
Other current assets	(4,961,448)	—
Accounts payable	5,890,035	(815,145)
Accounts payable, related parties	261,917	2,579,732
Due from trading member	(6,201,618)	2,536,745
Net cash provided by operating activities	482,741	24,722,632

Cash Flows from Financing Activities:
Preferred member distributions	(2,131,507)	—
Distributions to members	(25,820,000)	—
Net cash used in financing activities	(27,951,507)	—

Net increase (decrease) in cash	(27,468,766)	24,722,632
Cash at beginning of period	45,522,940	20,800,308
Cash at end of period	$18,054,174	$45,522,940

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

DPTS Marketing LLC

Notes to Financial Statements

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

DPTS Marketing LLC

Notes to Financial Statements

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

Concentration of Risk

The revenue recorded by the Trading Member relating to Trading Activities for the year ended December 31, 2013 consisted of a total of thirty customers, of which four customers accounted for approximately 86% of the total revenue. For the year ended December 31, 2012, the Company had a total of nineteen customers, of which five customers accounted for approximately 80% of the total revenue.

DPTS Marketing LLC

Notes to Financial Statements

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

Furthermore, accounting and bookkeeping services for the Company, including the calculation of the amounts of outstanding member preferred contributions, the amounts of preferred returns, if any, the distribution percentage and amounts payable to the members, shall be performed by the Trading Member at a rate equal to $0.0225 per barrel for every barrel of crude oil successfully marketed by the Company through March 31, 2012 and $0.06 per barrel for every barrel of crude oil marketed beginning on April 1, 2012. Per Section 7.6(c) of the Revised MCA, accounting, bookkeeping, tax and treasury services (collectively, the “Financial Services”) for the Company shall be performed by PTS or its Affiliates, and the reasonable market rate of fees for the Financial Services (collectively, the “Financial Services Fee”) shall be paid by the Company as approved by the board of governors on an annual basis. Pursuant to the written action dated December 31, 2013, the board of governors deems $540,000 to be a reasonable market rate of fees for Financial Services for the 2014 fiscal year.

DPTS Marketing LLC

Notes to Financial Statements

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

DPTS Marketing LLC

Notes to Financial Statements

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

