Form 10-Q
period 2015-03-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2015-05-08
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 8, 2015, the registrant had 54,926,227 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

ASSETS
	March 31, 2015	December 31, 2014
CURRENT ASSETS
Cash and Cash Equivalents	$6,504,373	$4,690,706
Trade Receivables, Net	6,128,903	3,268,386
Income Tax Receivable	14,803	14,803
Other Current Assets	861,041	99,776
Other Receivables	637,687	781,135
Deferred Tax Asset	1,969,000	2,266,000
Total Current Assets	16,115,807	11,120,806

PROPERTY AND EQUIPMENT
Land	3,191,521	3,191,521
Site Development	5,829,640	5,829,640
Terminal	21,468,675	21,383,972
Machinery	18,133,754	18,133,754
Construction in Progress	2,616,454	1,886,470
Other Property and Equipment	12,157,937	11,910,987
Total Property and Equipment	63,397,981	62,336,344
Less – Accumulated Depreciation	7,251,173	6,143,159
Total Property and Equipment, Net	56,146,808	56,193,185

FINANCE COSTS, NET	1,297,453	1,537,795

RESTRICTED CASH	3,000,141	3,000,000

DEFERRED TAX ASSET	26,939,000	26,762,000

OTHER ASSETS	512,901	512,901

Total Assets	$104,012,110	$99,126,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$8,790,698	$7,387,612
Accrued Expenses	1,866,535	1,696,358
Promissory Notes, SunTrust	23,437,500	23,250,000
Operational Override Liability	782,151	715,497
Notes Payable – Vehicles	41,144	—
Total Current Liabilities	34,918,028	33,049,467

LONG-TERM LIABILITIES
Promissory Notes, SunTrust	27,875,000	25,250,000
Operational Override Liability	44,368,573	44,595,370
Notes Payable – Vehicles	148,935	—
Other Non-Current Liabilities	8,167	9,917
Total Long-Term Liabilities	72,400,675	69,855,287
Total Liabilities	107,318,703	102,904,754

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock – Par Value $.001; 100,000,000 Shares Authorized; 54,926,227 and 55,044,829 Issued and Outstanding, Respectively	54,925	55,044
Additional Paid-In Capital	6,556,388	6,267,788
Accumulated Deficit	(9,917,906)	(10,100,899)
Total Stockholders’ Deficit	(3,306,593)	(3,778,067)
Total Liabilities and Stockholders’ Deficit	$104,012,110	$99,126,687

The accompanying notes are an integral part of these condensed consolidated financial statements.
1

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014
REVENUES
Transloading Revenue	$8,479,261	$5,455,458
Sand Revenue	878,373	—
Rental Income	30,000	30,000
Total Revenues	9,387,634	5,485,458

COST OF REVENUES	2,214,662	2,098,699
(exclusive of items shown separately below)

OPERATING EXPENSES
Transloading Operating Expenses	1,123,872	462,235
General and Administrative Expenses	1,919,189	2,555,543
Depreciation and Amortization	1,108,014	1,035,215
Total Operating Expenses	4,151,075	4,052,993

INCOME (LOSS) FROM OPERATIONS	3,021,897	(666,234)

OTHER INCOME (EXPENSE)
Income from Investment in DPTS Marketing LLC	—	86,632
Income from Investment in Dakota Plains Services, LLC	—	121,454
Interest Expense (Net of Interest Income)	(1,946,742)	(502,136)
Other Income (Expense)	(764,662)	—
Total Other Income (Expense)	(2,711,404)	(294,050)

INCOME (LOSS) BEFORE TAXES	310,493	(960,284)

INCOME TAX PROVISION (BENEFIT)	127,500	(514,885)

NET INCOME (LOSS)	182,993	(445,399)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	890,864

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF DAKOTA PLAINS HOLDINGS, INC.	$182,993	$(1,336,263)

Net Income (Loss) Per Common Share – Basic and Diluted	$0.00	$(0.02)

Weighted Average Shares Outstanding – Basic	54,085,723	53,598,684

Weighted Average Shares Outstanding – Diluted	55,304,822	53,598,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$182,993	$(445,399)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	1,108,014	1,035,215
Amortization of Debt Discount	—	87,408
Amortization of Finance Costs	240,342	18,700
Deferred Income Taxes	120,000	(523,000)
Income from Investment in DPTS Marketing LLC	—	(86,632)
Income from Investment in Dakota Plains Services, LLC	—	(121,454)
Non-Cash Rental Income	—	4,895
Amortization of Deferred Rent	(1,750)	(1,750)
Share-Based Compensation	509,531	1,128,932
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(2,860,517)	(856,273)
Decrease (Increase) in Other Receivables	143,448	(102,856)
Increase in Other Current Assets	(761,265)	(49,641)
Decrease in Due from Related Party	—	1,388,982
Increase in Accounts Payable	933,750	421,134
Increase (Decrease) in Accrued Expenses	170,177	(1,440,380)
Increase in Due from Related Party	—	7,972
Increase in Restricted Cash	(141)	—
Decrease in Operational Override Liability	(160,143)	—
Net Cash Provided By (Used In) Operating Activities	(375,561)	465,853

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(592,301)	(4,709,437)

CASH FLOWS USED IN FINANCING ACTIVITIES
Common Shares Surrendered	(221,050)	(645,679)
Advances on Promissory Notes, SunTrust	3,000,000	—
Payments on Promissory Notes, SunTrust	(187,500)	—
Proceeds from Notes Payable – Vehicles	196,152	—
Payments on Notes Payable – Vehicles	(6,073)	—
Net Cash Provided By (Used In) Financing Activities	2,781,529	(645,679)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,813,667	(4,889,263)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	4,690,706	13,011,608

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,504,373	$8,122,345

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$460,952	$445,246
Cash Paid During the Period for Income Taxes	$7,500	$8,115

Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$1,223,969	$4,174,456
Preferred Dividend Receivable	$—	$123,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dakota Plains Holdings, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2015

1.	Organization and Nature of Business

Dakota Plains Holdings, Inc. (the “Company,” “our,” and words of similar import) is an integrated midstream energy company, principally focused on developing and owning transloading facilities and transloading crude oil and related products within the Williston Basin.

Dakota Plains Transloading, LLC (“DPT”), a wholly owned subsidiary of the Company, was formed in August 2011 primarily to participate in the ownership and operation of a transloading facility near New Town, North Dakota through which producers, transporters and marketers may transload crude oil and related products from and onto the Canadian Pacific Railway.

Dakota Plains Marketing, LLC (“DPM”), a wholly owned subsidiary of the Company, was formed in April 2011 primarily to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons. Effective November 30, 2014, the Company ceased the purchase and sale of crude oil.

Dakota Plains Sand, LLC, a wholly owned subsidiary of the Company, was formed in May 2014 primarily to participate in the ownership and operation of a sand transloading facility near New Town, North Dakota.

The Company is governed by its board of directors and managed by its officers.

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2014, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2014. However, such information includes all adjustments (consisting of normal recurring adjustments and changes in accounting principles), which are in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim period. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. The standard will be effective for annual and interim periods beginning after December 15, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of the provisions of ASU 2014-09; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation” effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is currently evaluating the impact of the provisions of ASU 2014-12; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest” effective for annual periods and interim periods within those periods beginning after December 31, 2015. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning January 1, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

Liquidity

As of March 31, 2015, we had cash and cash equivalents and trade receivables of approximately $12.6 million and our accounts payable and accrued expenses were approximately $10.7 million. In addition, we have $24.3 million aggregate principal amount of promissory notes and Operational Override liability payments due prior to March 31, 2016.

Under the Revolving Credit Facility with SunTrust, the Company has $6 million of available borrowings at March 31, 2015 that could be utilized to fund the payment of accounts payable and accrued expense in excess of cash and cash equivalents. The Company is currently focused on increasing the operations at the transloading facility and expects cash flows from operations to increase due to the fact that it currently owns 100% of Dakota Petroleum Transport Solutions, LLC (“DPTS”) and DPTS Sand, LLC. The Company believes that the cash flows from operations and the availability under the Revolving Credit Facility will allow it to meet its current obligations in the ordinary course of business. The Company is also in discussion with SunTrust about restructuring the Tranche B portion of the Revolving Credit Facility. The Company may also need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to successfully refinance or restructure the Tranche B portion of the Revolving Credit Facility.

Joint Venture Equity Investment

The Company used the equity method to account for investments in joint ventures where it had significant influence, representing equity ownership of not more than 50%. Effective November 24, 2014, the Company sold its 50% ownership in Dakota Plains Services, LLC (“DPS”). In addition, effective November 30, 2014, the Company purchased the remaining ownership interests in DPTS, DPTS Marketing LLC (“DPTSM”) and DPTS Sand, LLC from its joint venture partner (See Note 11). Prior to the aforementioned transactions, the Company accounted for its investments in DPS and DPTSM using the equity method. All of the Company’s equity investments had December 31 fiscal year-ends, and the Company recorded its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements, during the period the equity investments were accounted for using the equity method. The Company’s share of the joint ventures’ operating results for each period were adjusted for its share of intercompany transactions, which primarily related to rental agreements. Any significant unrealized intercompany profits or losses were eliminated in applying the equity method of accounting.

At March 31, 2015 and December 31, 2014, the Company has no investments in joint ventures where it has significant influence, representing equity ownership of not more than 50%, and is not accounting for any investments using the equity method.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At March 31, 2015 and December 31, 2014 there was no allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,108,014 and $1,035,215 for the three months ended March 31, 2015 and 2014, respectively. The Company had fixed assets related to in-progress construction of $2,616,454 and $1,886,470 at March 31, 2015 and December 31, 2014, respectively. The Company has estimated the cost to complete construction to be approximately $3.4 million.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified during the three months ended March 31, 2015 and 2014.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of March 31, 2015 and December 31, 2014.

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

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested, restricted stock and restricted stock unit grants, the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30

Revenue Recognition

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding – basic	54,085,723	53,598,684
Plus: Potentially dilutive common shares Warrants, restricted stock and restricted stock units	1,219,099	—
Weighted average common shares outstanding – diluted	55,304,822	53,598,684

Warrants, restricted stock and restricted stock units excluded from EPS due to the anti-dilutive effect	944,128	852,988

The following warrants, restricted stock and restricted stock units represent potentially dilutive shares as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Restricted Stock	781,149	1,016,150
Restricted Stock Units	1,624,121	—
Stock Warrants	2,771,000	2,771,000
Total Potentially Dilutive Shares	5,176,270	3,787,150

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

Non-Controlling Interest

FASB ASC 810 “Consolidation” requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest during the three months ended March 31, 2014 is due to the non-controlling member of DPTS prior to the Company’s purchase of the 50% interest owned by the non-controlling member.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Dakota Plains Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Joint Ventures

DPTS Marketing LLC

The Company, through its wholly owned subsidiary Dakota Plains Marketing, LLC, entered into a joint venture with Petroleum Transport Solutions, LLC (“PTS”). The Company and PTS each owned 50% of the outstanding member units of DPTSM until the Company purchased the 50% ownership interest of PTS, effective November 30, 2014. The joint venture was formed to engage in the purchase, sale, storage, transport and marketing of hydrocarbons produced within North Dakota to or from refineries and other end-users or persons and to conduct trading activities.

The Company accounted for this joint venture using the equity method of accounting until the date it purchased the 50% ownership interest of PTS. The Company’s share of the income or loss from the joint venture was included in other income on the condensed consolidated statement of operations for the three months ended March 31, 2014.

Summarized unaudited financial statements of DPTSM when accounted for as an equity method investment is as follows:

Three Months Ended March 31, 2014
Sales	$14,993,115
Net Earnings	173,264
Company’s Share of Equity in Net Earnings	86,632

Pro Forma Information

The Company accounted for this joint venture using the equity method of accounting until the date it purchased the 50% ownership interest of PTS. The Company’s share of the equity method income or loss from the joint venture was included in other income on the condensed consolidated statement of operations for the three months ended March 31, 2014.

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in DPTSM have been removed.

Three Months Ended March 31, 2014
Revenues	$15,879,388
Net Loss	(363,781)
Net Income Attributable to Non-Controlling Interest	977,496
Net Loss Attributable to Shareholders of Dakota Plains Holdings, Inc.	(1,341,277)

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

The unaudited financial statements of DPS are summarized as follows:

Three Months Ended March 31, 2014
Sales	$4,585,949
Net Earnings	242,908
Company’s Share of Equity in Net Earnings	121,454

4.	Lease Agreement

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

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015, 118,602 shares of common stock were surrendered by certain executives and employees of the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. The total value of these shares was $221,050, which was based on the market price on the date the shares were surrendered.

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

Warrants

The table below reflects the status of warrants outstanding at March 31, 2015:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	$2.50	February 22, 2016
April 5, 2011	100,000	$2.50	April 5, 2016
November 1, 2012	50,000	$3.28	November 1, 2016
November 2, 2012	921,000	$4.00	October 31, 2017
January 1, 2013	100,000	$3.25	February 15, 2018
Total	2,771,000

Outstanding Warrants

•	No warrants were forfeited or expired during the three months ended March 31, 2015.

•
The Company recorded no general and administrative expense for the three months ended March 31, 2015 and 2014, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of March 31, 2015, as the Company recognized the entire fair value upon vesting.

•	There are 2,771,000 warrants that are exercisable at March 31, 2015.

•	No warrants were exercised during the three months ended March 31, 2015.

Restricted Stock Awards and Restricted Stock Unit Awards

The Company issued an aggregate of 1,624,121 shares of restricted stock and restricted stock units as compensation to officers and employees of the Company during the three months ended March 31, 2015. The restricted stock shares and restricted stock units vest over various terms with all restricted stock shares and restricted stock units vesting no later than March 2018. As of March 31, 2015, there was $4.1 million of total unrecognized compensation expense related to unvested shares of restricted stock and restricted stock units. The Company has assumed a zero percent forfeiture rate on all grants. The Company recorded general and administrative expense of $509,531 and $386,687 for the three months ended March 31, 2015 and 2014, respectively.

The following table reflects the outstanding restricted stock and restricted stock unit awards and activity related thereto for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted- Average Grant Price
Restricted Stock Awards and Restricted Stock Unit Awards:
Outstanding at the Beginning of Period	1,031,150	$2.89
Shares Granted	1,624,121	$1.64
Lapse of Restrictions	(250,001)	$3.61
Restricted Stock and Restricted Stock Units Outstanding at March 31, 2015	2,405,270	$1.97

7.	Promissory Notes

On December 5, 2014, the Company and its wholly owned subsidiaries (“Borrowers”) entered into a $57.5 million Revolving Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank (“Administrative Agent”). The Credit Agreement provides for a revolving credit facility of $20 million (the “Revolving Loan Facility”) and one or more tranches of term loans in the aggregate amount of $37.5 million (the “Term Loans” and together with the Revolving Loan Facility, the “Credit Facility”). There was $51.3 million outstanding under the Credit Facility at March 31, 2015.

All borrowings under the Revolving Loan Facility must be repaid in full upon maturity, December 5, 2017. Outstanding borrowings under the Revolving Loan Facility may be reborrowed and repaid without penalty. The first tranche of Term Loans (“Tranche A”) in the amount of $15.0 million is payable in quarterly installments and matures on December 5, 2017. Repayment of the second tranche of Term Loans (“Tranche B”) in the amount of $22.5 million is due on December 5, 2015. Under the terms of the Credit Agreement, the Borrowers have the right to increase the commitments to the Revolving Loan Facility and/or the Term Loans in an aggregate amount not to exceed (x) $25,000,000 (such increased commitments, “Tranche B Replacement Commitments”) plus (y) solely after the full amount of all Tranche B Replacement Commitments have been made, $40,000,000, at any time on or before the final maturity date of the relevant facility.

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

The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. The method of calculating all of the components used in the covenants is included in the Credit Agreement. The Company was in compliance with all required covenants as of March 31, 2015.

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

The proceeds from the Credit Facility were utilized to (i) pay in full the existing loans evidenced by those certain Senior Unsecured Promissory Notes due on October 31, 2015 and terminate the Company’s obligations thereunder, (ii) terminate the credit agreement dated as of June 17, 2013 between DPT and World Fuel Services Corporation (“WFS”) and pay in full the existing loan made pursuant thereto, and (iii) purchase the remaining membership interests of PTS in DPTS, DPTSM and DPTS Sand, LLC.

The Company incurred finance costs of $1,617,909 related to the Credit Agreement. These costs were capitalized and will be amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2015, the Company recognized interest expense of $240,342 related to these finance costs.

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

The income tax provision (benefit) for the three months ended March 31, 2015 and 2014 consists of the following:

	Three Months Ended March 31,
	2015	2014
Current Income Taxes	$7,500	$8,115

Deferred Income Taxes
Federal	111,000	(474,000)
State	9,000	(49,000)
Total Provision (Benefit)	$127,500	$(514,885)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax provision (benefit). For the three months ended March 31, 2015 and 2014, the Company did not recognize any interest or penalties in the condensed consolidated statements of operations, nor did it have any interest or penalties accrued in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

As part of the transaction to purchase the membership units owned by PTS, the Company recorded goodwill for income tax purposes for the amount that the purchase price exceeded the fair value of the assets acquired. The Company has recorded a deferred tax asset for the tax goodwill in the amount of $6.1 million at March 31, 2015. This deferred tax asset will be reduced as the Company amortizes the goodwill. In addition, the Company has recorded a deferred tax asset of $16.9 million for the Operational Override liability. The liability will be reduced for book purposes when paid and recorded as a taxable deduction at the time of payment. The deferred tax asset will be reduced as these payments are made.

The Company reported a net deferred tax asset of $28.9 million on its condensed consolidated balance sheet as of March 31, 2015. GAAP requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company reported a valuation allowance of $306,000 at March 31, 2015 related to state net operating loss carry forwards. The Company accumulated net operating losses in states other than North Dakota due to the operations of DPTSM. The Company will no longer file tax returns in these states now that the operations of DPTSM have been discontinued.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

Fair Value Measurements at March 31, 2015 Using
			111
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Operational Override Liability - Current Liability	$—	$—	$(782,151)
Operational Override Liability – Non-Current Liability	—	—	(44,368,573)
Total Operational Override Liability	$—	$—	$(45,150,724)

Fair Value Measurements at December 31, 2014 Using

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Operational Override Liability - Current Liability	$—	$—	$(715,497)
Operational Override Liability – Non-Current Liability	—	—	(44,595,370)
Total Operational Override Liability	$—	$—	$(45,310,867)

The level 3 liability consists of the liability related to the Operational Override (See Note 11). There were no transfers between any of the fair value levels during the three months ended March 31, 2015 and 2014. Level 2 liabilities consist of promissory notes (see Note 7).

The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2015:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Level 3 Financial Liabilities
Balance at December 31, 2014	$(45,310,867)
Decrease for Lower than Estimated Volumes	160,143
Balance at March 31, 2015	$(45,150,724)

11.	Membership Purchase Agreement

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

In connection with the Membership Interest Purchase Agreement, the Company entered into an Indemnification and Release Agreement dated December 5, 2014 with WFS (the “Indemnification and Release Agreement”). Pursuant to the Indemnification and Release Agreement, WFS, on behalf of itself and its direct and indirect subsidiaries, agreed to indemnify the Company, DPTS, DPTSM, and each of their respective officers, managers, directors, employees, affiliates, members, and stockholders, for third party claims in connection with, relating to, or otherwise arising from the train car derailment that occurred in Lac-Mégantic, Quebec, on July 6, 2013 (the “Derailment”). In addition, the Company, DPT and DPM, on behalf of itself and each such entity’s direct and indirect subsidiaries, agreed to indemnify WFS and WFS’s officers, managers, directors, employees, affiliates, members, and stockholders for (i) fifty percent (50%) of the documented out-of-pocket costs and expenses incurred by any WFS party as a result of or arising out of certain obligations to railcar lessors; and (ii) fifty percent (50%) of the documented out-of-pocket defense costs and legal expenses incurred by any WFS party in connection with the Derailment. The Company and its affiliates’ total exposure under the indemnification is limited to $10 million in the aggregate. The indemnification obligations are net of any insurance proceeds received. To support its indemnification obligations, the Company placed $3 million of cash in escrow, which is recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

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

Operational Override

As part of the Membership Interest Purchase Agreement, the Company agreed to pay the Operational Override payment on a quarterly basis to PTS through December 31, 2026. The payments are due within 45 days of the end of each calendar quarter. In the event such Operational Override payments, in the aggregate, are less than $10 million, then the Company is obligated to pay PTS the difference on or before January 31, 2027.

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

12.	Commitments and Contingencies

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

On July 15, 2013, four named parties filed a petition in the Canadian Province of Quebec seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs. On June 18, 2014 the petitioners sought permission from the Quebec Superior Court to discontinue the proceedings without prejudice against us and our two subsidiaries Dakota Plains Marketing LLC and Dakota Plains Transloading LLC. The Court granted permission for the discontinuance, and consequently those companies have been removed from the proceeding; however, the most recent iteration of the petition, filed on July 7, 2014, still includes DPTS and DPTSM, along with over 30 third parties, including CPR, MM&A and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. On February 24, 2015, the Superior Court of Quebec issued an order staying the class action proceedings in light of settlement agreements reached by several defendants with the Trustee and the monitor in MMA’s Canadian bankruptcy (the “Monitor”). On March 20, 2015, by terms of the order dated February 24, 2015, the stay was lifted in respect of all non-settling defendants, including DPTS and DPTSM. We believe these claims against DPTS and DPTSM are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

Around July 29, 2013, nineteen individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and WFS and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal and allowing plaintiffs to file additional cases. We believe these claims against us and certain of our subsidiaries, including DPTS and DPTSM, are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

The Trustee and the Monitor continue to discuss a global settlement with various parties, including us, and such discussions are ongoing. Although amounts to settle have been offered to us in the course of discussions, to date such offers have been informal, not fully defined, or varied significantly in terms of scope and substance. In addition, the settlement discussions have involved multiple parties whose support for the various offers has been uncertain. Accordingly, we are unable to provide information at this time that we believe would enable investors to reasonably assess the significance of these offers or their bearing on the probability, timing or range of any potential settlement. While we continue to actively discuss a potential settlement to resolve the outstanding claims against us, the settlement discussions may not ultimately result in an agreement.

The Trustee and the Canadian debtor have each filed proposed bankruptcy plans (in the U.S. and Canada, respectively) that seek to implement settlements reached to date with other parties. Prior to becoming effective, the proposed bankruptcy plans will need to be approved by the requisite creditors in both the U.S. and Canadian bankruptcies, such as plaintiffs in the class action and the Quebec provincial government. Thereafter, if so approved, the plans will be submitted to the respective bankruptcy courts for approval. The bankruptcy plans may also be challenged by third parties objecting to the plans and, therefore, approval of the plans and the related timing is uncertain. The bankruptcy plans may be amended at any time prior to their effective date to include additional settlements.

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

Dakota Petroleum Transport Solutions, LLC

TJMD, LLP v. Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, which DPTS leases for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-day’s written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of March 31, 2015, DPTS has not recorded any accruals associated with this legal claim.

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

TJMD has filed third-party complaints against several trucking companies for indemnification and contribution. Originally, thirteen third-party defendants were named – Deer Valley Trucking, Inc., Hofmann Trucking, LLC, LT Enterprises, Inc., Mad Dog Trucking, Inc., Mann Enterprises, LLC, Missouri Basin Materials, Inc., Nickelback, Inc., Red Rock Transportation, Inc., Safe Rack, LLC, Southern Energy Transportation, Inc., Taylor Trucking, Wylie Bice Trucking, LLC, and Basin Western, Inc. Third-party defendant LT Enterprises also sued Donald Compton d/b/a DC Express, as a fourth-party defendant, claiming DC Express must defend and indemnify LT Enterprises due to a contract entered into between the parties. However, that fourth-party defendant has now been dismissed. Deer Valley Trucking has also been dismissed without prejudice. Pursuant to settlement agreements and releases entered into between the parties, stipulations for dismissal have been filed with the Court for Nickelback, Inc., Missouri Basin Materials, Inc., and Taylor Trucking to be dismissed with prejudice. Nickelback and Missouri Basin have paid DPTS the full amount of remediation costs associated with the spills attributable to them. Taylor Trucking paid DPTS the full amount of remediation costs associated with two out of the three spills attributable to them, and a significant amount toward the third spill because the facts indicate TJMD was actually at fault for this spill.

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
18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the United States Securities and Exchange Commission (SEC).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Overview

We are an integrated midstream energy company operating the Pioneer Terminal, with services that include outbound crude oil storage, logistics and rail transportation and inbound fracturing (“frac”) sand logistics. The Pioneer Terminal is located in Mountrail County, North Dakota, where it is uniquely positioned to exploit opportunities in the heart of the Bakken and Three Forks plays of the Williston Basin. The Williston Basin of North Dakota and Montana is the largest onshore crude oil production source in North America where the lack of available pipeline capacity provides a long-term and increasing surplus of crude oil available for the core business of our Company. Our frac sand business provides services for UNIMIN Corporation (“UNIMIN”), a leading producer of quartz proppant and the largest supplier of frac sand to exploration and production operating companies in the Williston Basin.

Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, we have adopted a crude by rail model. According to the North Dakota Pipeline Authority, as of February 2015, the crude by rail industry was transporting approximately 55% of the total crude oil takeaway. Current pipeline constraints are limiting the amount of crude oil takeaway from the Bakken oil fields. As such, rail transloading facilities are necessary to efficiently capture an increasing demand for transportation of supplies and products to and from the oil fields. The Pioneer Terminal has given us the ability to support the expected increases in demand for the loading and transporting of crude oil and related products to and from the Bakken oil fields.

In June 2014, we commenced operations of a frac sand transloading facility within the Pioneer Terminal.

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

New Town Facility

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

In October 2013, the first gathering system pipeline was connected to our terminal and began transporting crude oil to our 90,000 barrel crude oil storage tanks. The original four ladder tracks will be utilized for inbound delivery and storage for commodities such as frac sand, aggregate, chemicals, diesel, and pipe.

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

Our facility also can accommodate significant storage of tanker-trucks, drilling equipment and other crude oil exploration equipment. We continue to conceptualize future stages of expansion of the facility, which will be designed to increase on-site rail car traffic.

Oil well operators are currently hauling crude oil via semi-truck as far as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at significant additional cost compared to the services offered by our facility. In February, 2015 North Dakota produced 1.2 million barrels of crude oil per day. We estimate crude oil production within approximately a 75 mile radius of our facility to represent 80% of the volume, or over 981,000 barrels of crude oil per day.

Current Business Drivers

As reported by the U.S. Geological Survey (“USGS”), the North Dakota Industrial Commission currently predicts that the Bakken’s production will increase for many years. A common date per the USGS website for a production plateau is between the years of 2022 to 2024. The USGS estimated parts of North Dakota may contain as much as 7.4 billion barrels of crude oil. As of May 2015, North Dakota ranks second behind Texas in terms of production of natural resources in the United States.

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

Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the crude oil transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the most attractive price. In the Williston Basin, 55% of crude oil production was being shipped via rail in February 2015 compared to 67% via rail in February 2014, according to data from the April 14, 2015 North Dakota Pipeline Authority Monthly Update.

Results of Operations

The following tables illustrate the statements of operations by operating segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
REVENUES
Transloading Revenue	$—	$8,479,261	$—	$—	$8,479,261
Sand Revenue	—	—	878,373	—	878,373
Rental Income	150,795	—	—	(120,795)	30,000
Total Revenues	150,795	8,479,261	878,373	(120,795)	9,387,634

COST OF REVENUES	—	1,917,339	411,809	(114,486)	2,214,662
(exclusive of items shown separately below)
OPERATING EXPENSES
Transloading Operating Expenses	—	1,128,246	1,935	(6,309)	1,123,872
General and Administrative Expenses	1,919,189	—	—	—	1,919,189
Depreciation and Amortization Expense	49,800	1,058,214	—	—	1,108,014
Total Operating Expenses	1,968,989	2,186,460	1,935	(6,309)	4,151,075

INCOME (LOSS) FROM OPERATIONS	$(1,818,194)	$4,375,462	$464,629	$—	$3,021,897

	Three Months Ended March 31, 2014
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
REVENUES
Transloading Revenue	$—	$5,455,458	$—	$—	$5,455,458
Rental Income - Related Party	155,690	—	—	(125,690)	30,000
Total Revenues	155,690	5,455,458	—	(125,690)	5,485,458

COST OF REVENUES	—	2,218,080	—	(119,381)	2,098,699
(exclusive of items shown separately below)
OPERATING EXPENSES
General and Administrative Expenses	2,555,543	468,544	—	(6,309)	3,017,778
Depreciation and Amortization Expense	48,110	987,105	—	—	1,035,215
Total Operating Expenses	2,603,653	1,455,649	—	(6,309)	4,052,993

INCOME (LOSS) FROM OPERATIONS	$(2,447,963)	$1,781,729	$—	$—	$(666,234)

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

We experienced net income of approximately $182,000 for the three months ended March 31, 2015 compared to a net loss of approximately $1.3 million for the three months ended March 31, 2014. Net income for the first quarter of 2015 was driven by an increase in revenue from both the transloading of oil and sand, due to the increase in barrels and tonnage transloaded. The net loss for the first quarter of 2014 was driven by a decrease in the income from our indirect ownership interest in the marketing joint venture, due to a lower per barrel margin, primarily as a result of the significant narrowing of the price spread between Brent and WTI experienced in the last two months of the quarter. In addition, income from our indirect ownership in the transloading joint venture was lower, primarily the result of a higher depreciation expense, as a majority of the Pioneer Terminal was placed into service in the fourth quarter of 2013.

General and administrative expenses were $1.9 million for the three months ended March 31, 2015 compared to $2.6 million for the three months ended March 31, 2014. The decrease in general administrative expenses for the three months ended March 31, 2015 is due to a reduction in share-based compensation of $0.6 million, mostly related to fully vested stock granted to certain officers and employees of the Company in the first quarter of 2014, and professional fees of $0.1 million.

Revenue from crude oil transloading was $8.5 million for the three months ended March 31, 2015 compared to $5.5 million for the three months ended March 31, 2014. The increase was driven by volume as we transloaded 4.6 million barrels of crude oil during the first quarter of 2015 compared to 2.8 million barrels of crude oil transloaded during the first quarter of 2014; a 61% increase. Cost of revenue was slightly higher due to the increased volume. We currently utilize a third party to transload the crude oil but are in the process of hiring personnel to bring the transloading of crude oil in-house, which we anticipate will be effective June 1, 2015.

Revenue from frac sand transloading was $0.9 million for the three months ended March 31, 2015, during which time we transloaded 110,000 tons of frac sand. The sand operations commenced in June 2014. We currently utilize a third party to transload the frac sand but are in the process of hiring personnel to bring the transloading responsibilities in-house, which we anticipate will be effective June 1, 2015.

As previously noted, effective November 30, 2014 we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We plan to maintain the current fleet of rail cars with the intent to sublease them and/or utilize them in our own operations if the need arises. As of March 31, 2015 we had $0.9 million in expenses related to our inventory of tank cars. We accounted for these expenses under Other Income (Expense) on our statement of operations as we do not consider the tank cars as a core business. The $0.9 million was offset by $0.2 million in income reported related to the decrease in the Operational Override liability after adjusting for actual barrels of crude oil transloaded during the first quarter of 2015.

Interest expense was $1.9 million for the three months ended March 31, 2015 compared to $0.5 million for the three months ended March 31, 2014. The increase was primarily driven by the interest expense related to the Operational Override liability and the additional debt with SunTrust due to the acquisition of 50% of the outstanding interest of the transloading, sand and marketing joint ventures in the fourth quarter of 2014.

Income from our indirect investment in the marketing joint venture was $87,000 for the three months ended March 31, 2014.

On November 24, 2014, we sold our 50% ownership interest in the trucking joint venture to our current trucking partner. Income from our indirect investment in the trucking joint venture was $121,000 for the three months ended March 31, 2014.

Non-GAAP Financial Measures

We define Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718 and (v) Adjusted EBITDA Attributable to Non-Controlling Interests. Adjusted EBITDA was $3.9 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014. The difference was primarily driven by the increase in income from our transloading operations as a result of increased volume and relatively flat cost of revenues. This was partially offset by the increase in transloading operating expenses as a result of assuming the entire cost associated with insuring our Pioneer Terminal facility.

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$182,993	$(445,399)
Add Back:
Income Tax Provision (Benefit)	127,500	(514,885)
Depreciation and Amortization	1,108,014	1,035,215
Share Based Compensation	509,531	1,128,932
Interest Expense	1,946,742	502,136
Adjusted EBITDA	$3,874,780	$1,705,999

Adjusted EBITDA Attributable to Non-Controlling Interests	—	1,384,417

Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc.	$3,874,780	$321,583

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, a $57.5 million revolving credit and term loan agreement with SunTrust Bank, and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $6.5 million at March 31, 2015.

Under the Revolving Credit Facility with SunTrust, we have $6 million of available borrowings at March 31, 2015 that could be utilized to fund the payment of accounts payable and accrued expense in excess of cash and cash equivalents. We are currently focused on increasing our operations at the transloading facility and expect cash flows from operations to increase due to the fact that we currently own 100% of DPTS and DPTS Sand, LLC. We believe that the cash flows from operations and the availability under the revolving credit facility will allow us to meet the current obligations of the company in ordinary course of business. We are currently in discussions with Sun Trust, regarding the refinancing or restructuring of the Tranche B portion of the Revolving Credit Facility. We may also need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to us, if at all, or if we will be able to successfully refinance or restructure the Tranche B portion of the Revolving Credit Facility.

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

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities totaled $0.4 million and net cash provided by operating activities totaled $0.5 million for the three months ended March 31, 2015, and 2014, respectively, or an increase in cash used of approximately $0.9 million. The primary reason for the increase in cash used in operating activities was due to the increase in working capital.

Cash Flows Used In Investing Activities

Net cash used in investing activities totaled $0.6 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $4.1 million was due to a decrease in cash paid for property and equipment in the first quarter of 2015.

Cash Flows Used in Financing Activities

Cash flows provided by financing activities totaled $2.8 million for the three months ended March 31, 2015 compared to cash flows used in financing activities of $0.6 million for the three months ended March 31, 2014. The increase in cash provided of $3.4 million relates to the $3.0 million drawdown of the SunTrust credit facility and a reduction of $0.4 million paid to surrender common shares of the Company’s stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our interest rates or foreign currency risk since December 31, 2014. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of those risks.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On July 15, 2013, four named parties filed a petition in the Canadian Province of Quebec seeking permission from the court to pursue a class action seeking to recover compensatory and punitive damages along with costs. On June 18, 2014 the petitioners sought permission from the Quebec Superior Court to discontinue the proceedings without prejudice against us and our two subsidiaries Dakota Plains Marketing LLC and Dakota Plains Transloading LLC. The Court granted permission for the discontinuance, and consequently those companies have been removed from the proceeding; however, the most recent iteration of the petition, filed on July 7, 2014, still includes DPTS and DPTSM, along with over 30 third parties, including CPR, MM&A and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil. The petition generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. On February 24, 2015, the Superior Court of Quebec issued an order staying the class action proceedings in light of settlement agreements reached by several defendants with the Trustee and the monitor in MMA’s Canadian bankruptcy (the “Monitor”). On March 20, 2015, by terms of the order dated February 24, 2015, the stay was lifted in respect of all non-settling defendants, including DPTS and DPTSM. We believe these claims against DPTS and DPTSM are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

Around July 29, 2013, nineteen individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and WFS and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal and allowing plaintiffs to file additional cases. We believe these claims against us and certain of our subsidiaries, including DPTS and DPTSM, are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

The Trustee and the Monitor continue to discuss a global settlement with various parties, including us, and such discussions are ongoing. Although amounts to settle have been proffered to us in the course of discussions, to date such offers have been informal, not fully defined, or varied significantly in terms of scope and substance. In addition, the settlement discussions have involved multiple parties whose support for the various offers has been uncertain. Accordingly, we are unable to provide information at this time that we believe would enable investors to reasonably assess the significance of these offers or their bearing on the probability, timing or range of any potential settlement. While we continue to actively discuss a potential settlement to resolve the outstanding claims against us, the settlement discussions may not ultimately result in an agreement.

The Trustee and the Canadian debtor have each filed proposed bankruptcy plans (in the U.S. and Canada, respectively) that seek to implement settlements reached to date with other parties. Prior to becoming effective, the proposed bankruptcy plans will need to be approved by the requisite creditors in both the U.S. and Canadian bankruptcies, such as plaintiffs in the class action and the Quebec provincial government. Thereafter, if so approved, the plans will be submitted to the respective bankruptcy courts for approval. The bankruptcy plans may also be challenged by third parties objecting to the plans and, therefore, approval of the plans and the related timing is uncertain. The bankruptcy plans may be amended at any time prior to their effective date to include additional settlements.

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

Dakota Petroleum Transport Solutions, LLC

TJMD, LLP v. Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, which DPTS leases for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-day’s written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of March 31, 2015, DPTS has not recorded any accruals associated with this legal claim.

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

TJMD has filed third-party complaints against several trucking companies for indemnification and contribution. Originally, thirteen third-party defendants were named – Deer Valley Trucking, Inc., Hofmann Trucking, LLC, LT Enterprises, Inc., Mad Dog Trucking, Inc., Mann Enterprises, LLC, Missouri Basin Materials, Inc., Nickelback, Inc., Red Rock Transportation, Inc., Safe Rack, LLC, Southern Energy Transportation, Inc., Taylor Trucking, Wylie Bice Trucking, LLC, and Basin Western, Inc. Third-party defendant LT Enterprises also sued Donald Compton d/b/a DC Express, as a fourth-party defendant, claiming DC Express must defend and indemnify LT Enterprises due to a contract entered into between the parties. However, that fourth-party defendant has now been dismissed. Deer Valley Trucking has also been dismissed without prejudice. Pursuant to settlement agreements and releases entered into between the parties, stipulations for dismissal have been filed with the Court for Nickelback, Inc., Missouri Basin Materials, Inc., and Taylor Trucking to be dismissed with prejudice. Nickelback and Missouri Basin have paid DPTS the full amount of remediation costs associated with the spills attributable to them. Taylor Trucking paid DPTS the full amount of remediation costs associated with two out of the three spills attributable to them, and a significant amount toward the third spill because the facts indicate TJMD was actually at fault for this spill.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–31	20,295	$1.65
February 1–28	78,667	$1.86
March 1–31	19,640	$2.10
Total	118,602	$1.86

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-53390.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Second Amended and Restated Bylaws, as amended through February 1, 2015 (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the quarterly report on form 10-Q.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 2, 2015 (file no. 001-36493).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2015	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Second Amended and Restated Bylaws, as amended through February 1, 2015	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically