Form 10-Q
period 2015-06-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2015-08-07
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 6, 2015, the registrant had 55,095,810 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

ASSETS
	June 30, 2015	December 31, 2014
CURRENT ASSETS
Cash and Cash Equivalents	$5,221,381	$4,690,706
Trade Receivables, Net	6,959,661	3,268,386
Income Tax Receivable	14,803	14,803
Other Current Assets	656,256	99,776
Other Receivables	527,277	781,135
Deferred Tax Asset	912,000	2,266,000
Total Current Assets	14,291,378	11,120,806
PROPERTY AND EQUIPMENT
Land	3,191,521	3,191,521
Site Development	5,829,640	5,829,640
Terminal	21,505,220	21,383,972
Machinery	18,208,136	18,133,754
Construction in Progress	5,388,163	1,886,470
Other Property and Equipment	12,234,176	11,910,987
Total Property and Equipment	66,356,856	62,336,344
Less – Accumulated Depreciation	8,391,499	6,143,159
Total Property and Equipment, Net	57,965,357	56,193,185
FINANCE COSTS, NET	1,057,111	1,537,795
RESTRICTED CASH	3,000,293	3,000,000
DEFERRED TAX ASSET	28,327,000	26,762,000
OTHER ASSETS	542,902	512,901
Total Assets	$105,184,041	$99,126,687
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$10,319,666	$7,387,612
Accrued Expenses	1,776,197	1,696,358
Promissory Notes, SunTrust	23,625,000	23,250,000
Operational Override Liability	646,702	715,497
Notes Payable – Vehicles	56,745	—
Total Current Liabilities	36,424,310	33,049,467
LONG-TERM LIABILITIES
Promissory Notes, SunTrust	27,500,000	25,250,000
Operational Override Liability	44,136,636	44,595,370
Notes Payable – Vehicles	198,688	—
Other Non-Current Liabilities	6,417	9,917
Total Long-Term Liabilities	71,841,741	69,855,287
Total Liabilities	108,266,051	102,904,754
COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock – Par Value $.001; 100,000,000 Shares Authorized; 55,095,810 and 55,044,829 Issued and Outstanding, Respectively	55,095	55,044
Additional Paid-In Capital	7,330,751	6,267,788
Accumulated Deficit	(10,467,856)	(10,100,899)
Total Stockholders’ Deficit	(3,082,010)	(3,778,067)
Total Liabilities and Stockholders’ Deficit	$105,184,041	$99,126,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Transloading Revenue	$5,804,272	$7,298,561	$14,283,533	$12,754,019
Sand Revenue	1,560,055	176,187	2,438,428	176,187
Rental Income	30,000	30,000	60,000	60,000
Other	1,316,700	—	1,316,700	—
Total Revenues	8,711,027	7,504,748	18,098,661	12,990,206
COST OF REVENUES
(exclusive of items shown separately below)	2,075,834	1,757,462	4,290,496	3,856,161
OPERATING EXPENSES
Transloading Operating Expenses	1,280,374	516,150	2,404,246	978,385
General and Administrative Expenses	2,625,458	1,939,107	4,544,647	4,494,650
Depreciation and Amortization	1,140,326	1,086,271	2,248,340	2,121,486
Total Operating Expenses	5,046,158	3,541,528	9,197,233	7,594,521
INCOME FROM OPERATIONS	1,589,035	2,205,758	4,610,932	1,539,524
OTHER INCOME (EXPENSE)
Loss from Investment in DPTS Marketing LLC	—	(1,669,846)	—	(1,583,214)
Income from Investment in Dakota Plains Services, LLC	—	303,226	—	424,680
Interest Expense, Net of Interest Income	(2,012,040)	(504,244)	(3,958,782)	(1,006,380)
Other Expense	(457,945)	—	(1,222,607)	—
Total Other Income (Expense)	(2,469,985)	(1,870,864)	(5,181,389)	(2,164,914)
INCOME (LOSS) BEFORE TAXES	(880,950)	334,894	(570,457)	(625,390)
INCOME TAX BENEFIT	(331,000)	(647,000)	(203,500)	(1,161,885)
NET INCOME (LOSS)	(549,950)	981,894	(366,957)	536,495
NET INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	—	2,018,943	—	2,909,807
NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF DAKOTA PLAINS HOLDINGS, INC.	$(549,950)	$(1,037,049)	$(366,957)	$(2,373,312)
Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted Average Shares Outstanding – Basic and Diluted	54,184,792	53,781,435	54,135,531	53,690,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(366,957)	$536,495
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	2,248,340	2,121,486
Amortization of Debt Discount	—	174,813
Amortization of Finance Costs	480,684	36,586
Deferred Income Taxes	(211,000)	(1,170,000)
Loss from Investment in DPTS Marketing LLC	—	1,583,214
Income from Investment in Dakota Plains Services, LLC	—	(424,680)
Non-Cash Rental Expense	—	9,790
Amortization of Deferred Rent	(3,500)	(3,500)
Share-Based Compensation	1,259,951	1,504,293
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(3,691,275)	(1,321,269)
Decrease (Increase) in Other Receivables	253,858	(116,775)
Decrease (Increase) in Other Current Assets	(406,481)	153,068
Decrease in Due from Related Party	—	1,514,475
Increase in Accounts Payable	428,160	122,509
Decrease in Accrued Expenses	(46,048)	(1,317,679)
Decrease in Accounts Payable – Related Party	—	(722)
Increase in Restricted Cash	(293)	—
Decrease in Operational Override Liability	(481,011)	—
Decrease in Other Assets	—	1,802
Net Cash Provided By (Used In) Operating Activities	(535,572)	3,403,906
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(1,516,618)	(8,481,863)
Cash Paid for Deposits	(30,000)	—
Net Cash Used In Investing Activities	(1,546,618)	(8,481,863)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Shares Surrendered	(221,050)	(645,679)
Principal Payments on Promissory Note, Pioneer Terminal	—	(287,703)
Cash Distributions Paid to Non-Controlling Interests	—	(1,954,941)
Advances on Promissory Notes, SunTrust	3,000,000	—
Payments on Promissory Notes, SunTrust	(375,000)	—
Proceeds from Notes Payable – Vehicles	270,165	—
Payments on Notes Payable – Vehicles	(14,732)	—
Payment on Operational Override Liability	(46,518)	—
Net Cash Provided By (Used In) Financing Activities	2,612,865	(2,888,323)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	530,675	(7,966,280)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	4,690,706	13,011,608
CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,221,381	$5,045,328
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,681,241	$866,041
Cash Paid During the Period for Income Taxes	$7,500	$8,115
Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$3,258,527	$1,382,639
Change in Preferred Dividend Receivable	$—	$247,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1.	Organization and Nature of Business

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. The standard will be effective for annual and interim periods beginning after December 15, 2017. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of the provisions of ASU 2014-09; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Liquidity

As of June 30, 2015, we had cash and cash equivalents and trade receivables of approximately $12.2 million and our accounts payable and accrued expenses were approximately $12.1 million. In addition, we have $24.3 million aggregate principal amount of promissory notes and Operational Override liability payments due prior to June 30, 2016 (See Note 11, Membership Purchase Agreement).

Under the Revolving Credit Facility with SunTrust Bank (“SunTrust”), the Company has $6 million of available borrowings at June 30, 2015 that could be utilized to fund the payment of accounts payable and accrued expenses in excess of cash and cash equivalents and trade receivables. The Company is currently focused on increasing the throughput and reducing the expenses at the transloading facility and expects cash flows from operations to increase due to the fact that it currently owns 100% of Dakota Petroleum Transport Solutions, LLC (“DPTS”) and DPTS Sand, LLC. The Company believes that the cash flows from operations and the availability under the Revolving Credit Facility will allow it to meet its current obligations in the ordinary course of business. The Company has also been in ongoing discussions with SunTrust about restructuring the Tranche B portion of the Revolving Credit Facility and recently received a revised term sheet. It is the Company’s expectation that the restructuring will be completed in the third quarter of 2015. The Company may also need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to successfully refinance or restructure the Tranche B portion of the Revolving Credit Facility.

Joint Venture Equity Investment

The Company used the equity method to account for investments in joint ventures where it had significant influence, representing equity ownership of not more than 50%. Effective November 24, 2014, the Company sold its 50% ownership in Dakota Plains Services, LLC (“DPS”). In addition, effective November 30, 2014, the Company purchased the remaining ownership interests in DPTS, DPTS Marketing LLC (“DPTSM”) and DPTS Sand, LLC from its joint venture partner (See Note 11, Membership Purchase Agreement). Prior to the aforementioned transactions, the Company accounted for its investments in DPS and DPTSM using the equity method. All of the Company’s equity investments had December 31 fiscal year-ends, and the Company recorded its 50% share of the joint ventures’ net income or loss based on their most recent interim financial statements, during the period the investments were accounted for using the equity method. The Company’s share of the joint ventures’ operating results for each period was adjusted for its share of intercompany transactions. Any significant unrealized intercompany profits or losses were eliminated in applying the equity method of accounting.

At June 30, 2015 and December 31, 2014, the Company had no investments in joint ventures where it had significant influence, representing equity ownership of not more than 50%, and was not accounting for any investments using the equity method.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At June 30, 2015 and December 31, 2014 there was no allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site Development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,140,326 and $2,248,340 for the three and six months ended June 30, 2015, respectively, and $1,086,271 and $2,121,486 for the three and six months ended June 30, 2014, respectively. The Company had fixed assets related to in-progress construction of $5,388,163 and $1,886,470 at June 30, 2015 and December 31, 2014, respectively. The Company has estimated the cost to complete construction to be approximately $0.7 million.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified during the six months ended June 30, 2015 and 2014.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of June 30, 2015 and December 31, 2014.

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

Revenue Recognition

DPTS and DPTS Sand, LLC recognize revenues when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. DPTS records transloading revenues for fuel-related services when the transloading of petroleum-related products is complete and records other revenues related to the Pioneer Terminal as they are earned based on agreements with customers. DPTS Sand, LLC records the gross sale of sale transloading services when the transloading of sand-related products is complete.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three- and six-month periods ended June 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and thus not added into the diluted EPS calculation.

The following warrants, restricted stock and restricted stock units represent potentially dilutive shares as of June 30, 2015 and 2014:

	June 30,
	2015	2014
Restricted Stock	781,149	1,016,150
Restricted Stock Units	1,624,121	—
Stock Warrants	2,771,000	2,771,000
Total Potentially Dilutive Shares	5,176,270	3,787,150

Fair Value Measures

The Company measures fair value using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are as follows:

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

Non-Controlling Interest

FASB ASC 810 “Consolidation” requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest during the three and six months ended June 30, 2014 was due to the non-controlling member of DPTS and DPTS Sand, LLC prior to the Company’s purchase of the 50% interest owned by the non-controlling member.

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

The Company accounted for this joint venture using the equity method of accounting until the date it purchased the 50% ownership interest of PTS. The Company’s share of the income or loss from the joint venture was included in other income on the condensed consolidated statement of operations for the three and six months ended June 30, 2014.

Summarized unaudited financial statements of DPTSM when accounted for as an equity method investment are as follows:

	June 30, 2014
	Three Months Ended	Six Months Ended
Sales	$11,370,689	$26,363,804
Net Losses	(3,339,691)	(3,166,427)
Company’s Share of Equity in Net Losses	(1,669,846)	(1,583,214)

Pro Forma Information

The Company accounted for this joint venture using the equity method of accounting until the date it purchased the 50% ownership interest of PTS. The Company’s share of the equity method income or loss from the joint venture was included in other income on the condensed consolidated statement of operations for the three and six months ended June 30, 2014.

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in DPTSM have been removed.

	June 30, 2014
	Three Months Ended	Six Months Ended
Revenues	$14,597,334	$30,476,722
Net Loss	(687,950)	(1,046,718)
Net Income Attributable to Non-Controlling Interest	349,099	1,326,594
Net Loss Attributable to Shareholders of Dakota Plains Holdings, Inc.	(1,037,049)	(2,373,312)

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

Prior to selling its ownership interest, the Company accounted for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statement of operations for the three and six months ended June 30, 2014.

Summarized unaudited financial statements of DPS are as follows:

	June 30, 2014
	Three Months Ended	Six Months Ended
Sales	$5,202,300	$9,788,249
Net Earnings	606,452	849,360
Company’s Share of Equity in Net Earnings	303,226	424,680

4.	Lease Agreement

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

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of June 30, 2015 and December 31, 2014.

In May 2015, the Company issued an aggregate of 33,558 shares of common stock to its former non-employee directors pursuant to its 2011 Equity Incentive Plan, as amended (the “2011 Plan”), for service to the Company. These shares were valued at $50,000 or $1.49 per share, the market value of the shares of common stock on the date of issuance, and have been expensed as general and administrative expenses.

In June 2015, the Company issued an aggregate of 234,376 shares of common stock to its non-employee directors pursuant to its 2011 Plan for prior and future service to the Company. These shares were valued at $300,000 or $1.28 per share, the market value of the shares of common stock on the date of issuance. The Company recorded general and administrative expenses of $150,000 for the six and three months ended June 30, 2015 related to this stock issuance.

During the six months ended June 30, 2015, 216,953 shares of common stock were surrendered by certain executives, employees, and directors of the Company to satisfy tax obligations in connection with the stock grants and vesting of restricted stock awards. The total value of these shares was $346,937, which was based on the closing market price on the date of surrender.

6.	Stock-Based Compensation and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This standard requires the Company to record an expense associated with the fair value of the stock-based compensation. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected volatility. Changes in these assumptions can materially affect the fair value estimate. The fair value of the warrants is recognized as compensation or interest expense over the vesting term.

Warrants

The following table reflects the status of warrants outstanding at June 30, 2015:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	2.50	February 22, 2016
April 5, 2011	100,000	2.50	April 5, 2016
November 1, 2012	50,000	3.28	November 1, 2016
November 2, 2012	921,000	4.00	October 31, 2017
January 1, 2013	100,000	3.25	February 15, 2018
Outstanding at June 30, 2015	2,771,000
Exercisable at June 30, 2015	2,771,000

Outstanding Warrants

No warrants were forfeited, expired, or exercised during the six months ended June 30, 2015.

The Company recorded no general and administrative expense for the three and six months ended June 30, 2015 and 2014, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of June 30, 2015, as the Company recognized the entire fair value upon vesting.

Restricted Stock Awards and Restricted Stock Unit Awards

The Company issued an aggregate of 1,624,121 shares of restricted stock and restricted stock units as compensation to officers and employees of the Company during the six months ended June 30, 2015. The restricted stock shares and restricted stock units vest over various terms with all restricted stock shares and restricted stock units vesting no later than March 2018. As of June 30, 2015, there was $3.5 million of total unrecognized compensation expense related to unvested shares of restricted stock and restricted stock units. The Company has assumed a zero percent forfeiture rate on all grants. The Company recorded general and administrative expense, related to restricted stock, of $550,420 and $1,059,951 for the three and six months ended June 30, 2015, respectively, and $325,364 and $712,051 for the three and six months ended June 30, 2014, respectively.

The following table reflects the outstanding restricted stock and restricted stock unit awards and activity related thereto for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Price
Restricted Stock Awards and Restricted Stock Unit Awards:
Outstanding at the Beginning of Period	1,031,150	$2.89
Granted	1,624,121	1.64
Lapse of Restrictions	(250,001)	3.61
Restricted Stock and Restricted Stock Units Outstanding at June 30, 2015	2,405,270	1.97

7.	Promissory Notes

On December 5, 2014, the Company and its wholly owned subsidiaries (“Borrowers”) entered into a $57.5 million Revolving Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank (“Administrative Agent”). The Credit Agreement provides for a revolving credit facility of $20 million (the “Revolving Loan Facility”) and one or more tranches of term loans in the aggregate amount of $37.5 million (the “Term Loans” and together with the Revolving Loan Facility, the “Credit Facility”). There was $51.1 million outstanding under the Credit Facility at June 30, 2015. The Company is currently in the process of refinancing the outstanding promissory notes and expects to complete the process in the third quarter of 2015.

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

The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. The method of calculating all of the components used in the covenants is included in the Credit Agreement. The Company was in compliance with all required covenants as of June 30, 2015.

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

The Company incurred finance costs of $1,617,909 related to the Credit Agreement. These costs were capitalized and are being amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest method. For the three and six months ended June 30, 2015, the Company recognized interest expense of $240,342 and $480,684, respectively, related to these finance costs.

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

The following table presents the income tax benefit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current Income Taxes	$—	$—	$7,500	$8,115
Deferred Income Taxes:
Federal	(305,000)	(588,000)	(194,000)	(1,062,000)
State	(26,000)	(59,000)	(17,000)	(108,000)
Total Benefit	$(331,000)	$(647,000)	$(203,500)	$(1,161,885)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax benefit. For the six months ended June 30, 2015 and 2014, the Company did not recognize any interest or penalties in the condensed consolidated statements of operations, nor did it have any interest or penalties accrued in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

As part of the transaction to purchase the membership units owned by PTS, the Company recorded goodwill for income tax purposes for the amount that the purchase price exceeded the fair value of the assets acquired. The Company has recorded a deferred tax asset for the tax goodwill in the amount of $6.0 million at June 30, 2015. This deferred tax asset will be reduced as the Company amortizes the goodwill. In addition, the Company has recorded a deferred tax asset of $16.7 million for the Operational Override liability (See Note 11, Membership Purchase Agreement). The liability will be reduced for book purposes when paid and recorded as a taxable deduction at the time of payment. The deferred tax asset will be reduced as these payments are made.

The Company reported a net deferred tax asset of $29.2 million on its condensed consolidated balance sheet as of June 30, 2015. GAAP requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company reported a valuation allowance of $306,000 at June 30, 2015 related to state net operating loss carry forwards. The Company accumulated net operating losses in states other than North Dakota due to the operations of DPTSM. The Company will no longer file tax returns in these states now that the operations of DPTSM have been discontinued.

The 2013, 2012 and 2011 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

9.	Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, other receivables, accounts payable, and promissory notes. The carrying amount of cash and cash equivalents, trade receivables, other receivables and accounts payable approximate fair value due to their immediate or short-term maturities. The carrying amounts of the Company’s promissory notes outstanding approximate fair value because its current borrowing rates do not materially differ from market rates for similar borrowings.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Operational Override Liability – Current Liability	$—	$—	$(646,702)
Operational Override Liability – Non-Current Liability	—	—	(44,136,636)
Total Operational Override Liability	$—	$—	$(44,783,338)

December 31, 2014:
Operational Override Liability – Current Liability	$—	$—	$(715,497)
Operational Override Liability – Non-Current Liability	—	—	(44,595,370)
Total Operational Override Liability	$—	$—	$(45,310,867)

The level 3 liability consists of the liability related to the Operational Override (See Note 11, Membership Purchase Agreement). There were no transfers between fair value levels during the six months ended June 30, 2015 and 2014. Level 2 liabilities consist of promissory notes (see Note 7, Promissory Notes).

The following table presents changes for the liability measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Level 3 Financial Liabilities
Balance at December 31, 2014	$(45,310,867)
Decrease for Lower than Estimated Volumes	481,011
Principal Payment on Operational Override	46,518
Balance at June 30, 2015	$(44,783,338)

The Company has recorded accretion of $1,010,803 and $2,025,846 for the three and six months ended June 30, 2015, respectively, related to the Operational Override. This accretion has been included in interest expense on the condensed consolidated statements of operations. As of June 30, 2015, the Company has paid $1,240,320 related to accretion of the Operational Override, and the accreted but unpaid interest expense has been included in accrued expenses on the condensed consolidated balance sheet.

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

In addition to $43 million in cash paid to PTS at closing, the Company agreed to pay PTS an amount equal to $0.225 per barrel of crude oil arriving at the current transloading facility located in New Town, North Dakota, up to a maximum of 80,000 barrels of crude oil per day through December 31, 2026 (the “Operational Override”). In the event such Operational Override payments, in the aggregate, are less than $10 million, then the Company is obligated to pay PTS the difference on or before January 31, 2027.

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

In connection with the Membership Interest Purchase Agreement, the Company entered into an Indemnification and Release Agreement dated December 5, 2014 with World Fuel Services Corporation (“WFS”) (the “Indemnification and Release Agreement”). Pursuant to the Indemnification and Release Agreement, WFS, on behalf of itself and its direct and indirect subsidiaries, agreed to indemnify the Company, DPTS, DPTSM, and each of their respective officers, managers, directors, employees, affiliates, members, and stockholders, for third party claims in connection with, relating to, or otherwise arising from the train car derailment that occurred in Lac-Mégantic, Quebec, on July 6, 2013 (the “Derailment”). In addition, the Company, DPT and DPM, on behalf of itself and each such entity’s direct and indirect subsidiaries, agreed to indemnify WFS and WFS’s officers, managers, directors, employees, affiliates, members, and stockholders for (i) fifty percent (50%) of the documented out-of-pocket costs and expenses incurred by any WFS party as a result of or arising out of certain obligations to railcar lessors; and (ii) fifty percent (50%) of the documented out-of-pocket defense costs and legal expenses incurred by any WFS party in connection with the Derailment. The Company and its affiliates’ total exposure under the indemnification is limited to $10 million in the aggregate. The indemnification obligations are net of any insurance proceeds received. To support its indemnification obligations, the Company placed $3 million of cash in escrow, which is recorded as restricted cash on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

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

In connection with the Membership Interest Purchase Agreement, the following agreements were terminated: (a) that certain Member Control Agreement of DPTS Sand, LLC, effective as of June 1, 2014, by and among Dakota Plains Sand, LLC, PTS, and DPTS Sand, LLC; (b) that certain Second Amended and Restated Member Control Agreement of DPTS effective as of December 31, 2013, by and among DPT, PTS and DPTS; and (c) that certain Second Amended and Restated Member Control Agreement of DPTSM, effective as of December 31, 2013, by and among DPM, PTS, and DPTSM; provided DPM and its affiliates remained subject to the restrictions against purchasing, selling, storing, transporting or marketing crude oil originating from production fields anywhere in North Dakota, or conducting any trading activities related thereto, until June 5, 2015, but were permitted to sublease and lease-for-trip railcars to transport crude oil, and transport any other materials (including crude oil) by road.

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

Around July 29, 2013, twenty individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and WFS and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal and allowing plaintiffs to file additional cases. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal but allowing plaintiffs to file additional cases.  As a result, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in seventeen new complaints filed in the Circuit Court of Cook County, Illinois.  The allegations, claims and damages sought against us in these new actions are substantially the same as in the transferred cases.  Additionally, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in two class actions filed in the District Court of Dallas County, Texas.  The class action complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic, compensatory and punitive damages, as well as costs.  As discussed in greater detail below, we expect these new actions will be stayed in conjunction with the Settlement Agreement (as defined below).

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

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) to resolve all claims arising out of the derailment.  Under the terms of the Settlement Agreement, WFS will contribute $110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the derailment. As part of the settlement, we will also assign to the Trustee and MMAC certain claims we have against third parties arising out of the derailment.

In consideration of the Settlement Payment and the assignment of claims to the Trustee and MMAC, we and certain of our subsidiaries, including DPTS and DPTSM (collectively, the “DAKP Parties”), will receive the benefit of the global releases and injunctions set forth in the respective bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”). The effect of these global releases and injunctions will be to bar all claims which may exist now or in the future against the DAKP Parties arising out of the derailment, other than criminal claims which by law may not be released.

Neither the global releases and injunctions set forth in the Plans nor our obligations will be effective unless and until the Plans are approved by creditors in both the U.S. and Canadian bankruptcies, an order sanctioning the CCAA Plan and confirming the U.S. Bankruptcy Plan is issued by the Canadian and U.S. bankruptcy courts, respectively, and each order becomes final and non-appealable (“Final Approval”).

On June 9, 2015, MMAC’s creditors voted to approve the CCAA Plan.  In connection with CCAA Plan sanction process, CPR objected to the jurisdiction of the Canadian court and the sanctioning of the CCAA Plan.  On July 13, 2015, the bankruptcy court in Canada issued orders overruling CPR’s objections and sanctioning the CCAA Plan, both of which remain subject to appeal.  On July 15, 2015, the U.S. bankruptcy court held a hearing to consider approval of the Trustee’s disclosure statement related to the U.S. Bankruptcy Plan.  In connection with that hearing, certain parties objected to approval of the disclosure statement, including CPR.  At the hearing, the bankruptcy court in the U.S. overruled all of the objections, approved the disclosure statement and established certain dates for the process of confirming the U.S. Bankruptcy Plan, which dates are subject to change.  Creditors in the U.S. bankruptcy have not yet voted on the U.S. Bankruptcy Plan and the U.S. bankruptcy court has not yet issued a ruling on the U.S. Bankruptcy Plan, which remains subject to challenge by third parties objecting to the Plan.  If an order is issued by the U.S. bankruptcy court confirming the Plan, such order would be subject to appeal.  As a result, Final Approval of the Plans and the related timing remain uncertain.

Under the terms of Settlement Agreement, the Trustee and MMAC agreed to move to stay, pursuant to relevant sections of U.S. or Canadian bankruptcy codes, any and all claims or proceedings that are currently pending or subsequently filed against the DAKP Parties prior to Final Approval of the Plans. In conjunction with the Settlement Agreement, plaintiffs’ counsel in the Quebec class action and plaintiffs’ counsel in the U.S. personal injury cases agreed, upon execution of the Settlement Agreement by the DAKP Parties, to stay the Quebec Class Action and the U.S. personal injury cases. Consistent with the Settlement Agreement, we expect that the actions pending against us in Maine, Illinois and Texas, and the Quebec class action, will all be stayed as to the DAKP Parties in due course.

We believe the claims against us in the Quebec class action and the cases pending against us in Maine, Illinois and Texas are without merit. To the extent these actions are not stayed, or if the Plans do not receive Final Approval, we intend to vigorously defend against such claims and pursue any and all defenses available.  If and when the Plans receive Final Approval, the global releases and injunctions set forth in the Plans will act to bar all of these claims.

We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the aforementioned proceedings. Accordingly, we have not made any provisions for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions, LLC

TJMD, LLP v. Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, which DPTS leases for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-day’s written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of June 30, 2015, DPTS has not recorded any accruals associated with this legal claim.

Dakota Petroleum Transport Solutions, LLC v. TJMD, LLP, et al.

Since April 2013, DPTS has been involved in litigation with TJMD, Rugged West Services, LLC, a foreign limited liability company (“Rugged West”), and JT Trucking, a foreign limited liability company (“JT”), arising out of crude oil spills that occurred at DPTS’s transloading facility while TJMD was operating the facility. DPTS leases the facility for the use and benefit of their business. Trucks haul crude oil to the transloading facility where crude is moved onto railcars and shipped to various locations across the country. DPTS has asserted a claim against TJMD for contractual liability because TJMD must indemnify DPTS for cleanup and remediation expenses incurred as the result of the crude oil spills, based on Service Agreements TJMD entered into with DPTS which provide for contractor indemnification. DPTS has asserted claims against TJMD, Enterprise Crude and JT for negligence in causing or allowing the spills to occur which proximately caused damages to DPTS, entitling DPTS to recovery. DPTS has also asserted claims against TJMD, Enterprise Crude and JT for trespass and nuisance, claiming the defendants exceeded the consent to be on the property, entitling DPTS to recovery.

TJMD has filed third-party complaints against several trucking companies for indemnification and contribution. Many of these third-party defendants have settled out of the case.

DPTS continues to actively attempt to recover cleanup and remediation costs on a spill-by-spill basis from each of the trucking companies involved in the specific spills, and also from TJMD. Trial is scheduled to begin November 2, 2015. Because the outcome of litigation is inherently uncertain, we cannot estimate the possible recovery for this matter at this time. DPTS is vigorously pursuing its claims.

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

Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, we have adopted a crude by rail model. According to the North Dakota Pipeline Authority, as of May 2015, the crude by rail industry was transporting approximately 52% of the total crude oil takeaway. Current pipeline constraints are limiting the amount of crude oil takeaway from the Bakken oil fields. As such, rail transloading facilities are necessary to efficiently capture an increasing demand for transportation of supplies and products to and from the oil fields. The Pioneer Terminal has given us the ability to support the expected increases in demand for the loading and transporting of crude oil and related products to and from the Bakken oil fields.

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

New Town Facility

New Town, North Dakota is located at the entrance to a large peninsula in the heart of the Parshall Oil Field, and our facility straddles the only road providing access to and from the peninsula. One of the geographic advantages to our site is the Four Bears Bridge, which represents the only means to cross Lake Sakakawea for approximately 90 miles in either direction. The peninsula is approximately 150 square miles of land with 168 spacing units due to their water access to Lake Sakakawea. One spacing unit is the equivalent of one square mile and has the expectation for 12 to 16 wells. 168 spacing units would equate to over 2,000 wells.

Our facility currently includes the following features:

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

We continue to develop our inbound oilfield products business at the Pioneer Terminal. Construction was completed in mid-2014 on the $15.0 million frac sand terminal funded by UNIMIN. The frac sand terminal has a throughput capacity of approximately 750,000 tons per year and is composed of 8,000 tons of fixed frac sand storage, an enclosed transloading facility, twin high-speed truck loadouts, and four ladder tracks. The frac sand terminal supplies energy service companies with hydraulic frac sands sourced directly from UNIMIN’s newest and largest proppant production facility, in Tunnel City, Wisconsin. The frac sands are being transported on Canadian Pacific Railway’s rail network. Under terms of the agreements between the parties, UNIMIN provides a direct marketing service to oilfield service companies and funded the construction of the four new ladder tracks, frac sand storage and transloading facility. We provided a land lease to UNIMIN for up to 30 years and receive monthly lease payments of $10,000 through December 2023, with an annual increase of 3.0% starting January 2016. DPTS has provided fee-based transloading services at the frac sand terminal since the operations began in June 2014.

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

In September 2014, we announced the expansion of our on-site crude oil storage at the Pioneer Terminal, and the construction of a third 90,000 barrel crude oil storage tank began almost immediately. The construction of the third storage tank was completed in July 2015. The addition of a third storage tank, the connection to Hiland’s gathering system, and the anticipated expanded rail service will facilitate increasing the sustainable throughput rate to a unit train per day, which is equivalent to 80,000 barrels of crude oil per day.

Our facility also can accommodate significant storage of tanker-trucks, drilling equipment and other crude oil exploration equipment. We continue to conceptualize future stages of expansion of the facility, which will be designed to increase on-site rail car traffic.

Oil well operators are currently hauling crude oil via semi-truck as far as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at significant additional cost compared to the services offered by our facility. In April 2015, North Dakota produced 1.2 million barrels of crude oil per day. We estimate crude oil production within approximately a 75 mile radius of our facility to represent 80% of the volume, or over 981,000 barrels of crude oil per day.

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

Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the crude oil transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the most attractive price. In the Williston Basin, 52% of crude oil production was being shipped via rail in May 2015 compared to 59% via rail in May 2014, according to data from the North Dakota Pipeline Authority Monthly Updates published on July 10, 2015 and July 14, 2014, respectively.

Results of Operations

The following tables illustrate the statements of operations by operating segment for the three and six months ended June 30, 2015 and 2014:

	June 30, 2015
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$5,804,272	$—	$—	$5,804,272
Sand Revenue	—	—	1,560,055	—	1,560,055
Rental Income	150,795	—	—	(120,795)	30,000
Other	—	1,316,700	—	—	1,316,700
Total Revenues	150,795	7,120,972	1,560,055	(120,795)	8,711,027

COST OF REVENUES (exclusive of items shown separately below)	—	1,662,338	527,982	(114,486)	2,075,834

OPERATING EXPENSES
Transloading Operating Expenses	—	1,285,405	1,278	(6,309)	1,280,374
General and Administrative Expenses	2,625,458	—	—	—	2,625,458
Depreciation and Amortization	49,825	1,090,501	—	—	1,140,326
Total Operating Expenses	2,675,283	2,375,906	1,278	(6,309)	5,046,158

INCOME (LOSS) FROM OPERATIONS	$(2,524,488)	$3,082,728	$1,030,795	$—	$1,589,035

Six Months Ended:
REVENUES
Transloading Revenue	$—	$14,283,533	$—	$—	$14,283,533
Sand Revenue	—	—	2,438,428	—	2,438,428
Rental Income	301,590	—	—	(241,590)	60,000
Other	—	1,316,700	—	—	1,316,700
Total Revenues	301,590	15,600,233	2,438,428	(241,590)	18,098,661

COST OF REVENUES (exclusive of items shown separately below)	—	3,579,677	939,791	(228,972)	4,290,496

OPERATING EXPENSES
Transloading Operating Expenses	—	2,413,651	3,213	(12,618)	2,404,246
General and Administrative Expenses	4,544,647	—	—	—	4,544,647
Depreciation and Amortization	99,625	2,148,715	—	—	2,248,340
Total Operating Expenses	4,644,272	4,562,366	3,213	(12,618)	9,197,233

INCOME (LOSS) FROM OPERATIONS	$(4,342,682)	$7,458,190	$1,495,424	$—	$4,610,932

	June 30, 2014
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$7,298,561	$—	$—	$7,298,561
Sand Revenue	—	—	176,187	—	176,187
Rental Income	155,690	—	—	(125,690)	30,000
Total Revenues	155,690	7,298,561	176,187	(125,690)	7,504,748

COST OF REVENUES (exclusive of items shown separately below)	—	1,794,256	82,587	(119,381)	1,757,462

OPERATING EXPENSES
Transloading Operating Expenses	—	522,459	—	(6,309)	516,150
General and Administrative Expenses	1,939,107	—	—	—	1,939,107
Depreciation and Amortization	48,710	1,037,561	—	—	1,086,271
Total Operating Expenses	1,987,817	1,560,020	—	(6,309)	3,541,528

INCOME (LOSS) FROM OPERATIONS	$(1,832,127)	$3,944,285	$93,600	$—	$2,205,758

Six Months Ended:
REVENUES
Transloading Revenue	$—	$12,754,019	$—	$—	$12,754,019
Sand Revenue	—	—	176,187	—	176,187
Rental Income	311,380	—	—	(251,380)	60,000
Total Revenues	311,380	12,754,019	176,187	(251,380)	12,990,206

COST OF REVENUES (exclusive of items shown separately below)	—	4,012,336	82,587	(238,762)	3,856,161

OPERATING EXPENSES
Transloading Operating Expenses	—	991,003	—	(12,618)	978,385
General and Administrative Expenses	4,494,650	—	—	—	4,494,650
Depreciation and Amortization	96,820	2,024,666	—	—	2,121,486
Total Operating Expenses	4,591,470	3,015,669	—	(12,618)	7,594,521

INCOME (LOSS) FROM OPERATIONS	$(4,280,090)	$5,726,014	$93,600	$—	$1,539,524

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

We experienced a net loss of approximately $550,000 for the three months ended June 30, 2015 compared to a net loss attributable to shareholders of our Company of approximately $1.0 million for the three months ended June 30, 2014. The net loss for the second quarter of 2015 was driven by a decrease in revenue from the transloading of crude oil due to the decrease in barrels transloaded, higher interest expense related to the Operational Override (See Note 11, Membership Purchase Agreement) and additional debt resulting from the joint venture interest purchase in December 2014, and the expense associated with subleasing and maintaining the current fleet of rail cars. The net loss for the second quarter of 2014 was driven by the loss from our indirect ownership interest in the marketing joint venture, which was primarily the result of competitive margin pressure.

General and administrative expenses were $2.6 million for the three months ended June 30, 2015 compared to $1.9 million for the three months ended June 30, 2014. The increase in general and administrative expenses for the three months ended June 30, 2015 was due to an increase of $0.4 million in non-cash general and administrative expenses and $0.3 million in travel and other general and administrative expenses.

Revenue from crude oil transloading was $5.8 million for the three months ended June 30, 2015 compared to $7.3 million for the three months ended June 30, 2014. The decrease was partially driven by volume as we transloaded 3.6 million barrels of crude oil during the second quarter of 2015 compared to 3.9 million barrels of crude oil transloaded during the second quarter of 2014. It was also driven by an increase in competition for volume, which lead to fewer long term contracts and more fluctuation in the transload fee. Cost of revenue was $1.7 million for the three months ended June 30, 2015 compared to $1.8 million for the three months ended June 30, 2014 due to the decrease in volume. We expect to maintain a lower cost of revenue going forward as we realize the cost savings from bringing the transloading of crude oil in-house effective June 1, 2015.

Revenue from frac sand transloading was $1.6 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014. The increase in revenue was due to the fact that the frac sand transloading operations did not commence until June 2014, and we transloaded 195,000 short tons of frac sand during the three months ended June 30, 2015, which was the highest quarterly throughput to date. We also successfully brought the frac sand transloading services in-house effective June 1, 2015.

As previously noted, effective November 30, 2014 we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We plan to maintain the current fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arises. We had $0.8 million in expenses related to our inventory of tank cars for the three months ended June 30, 2015. We accounted for these expenses as Other Income (Expense) on our statement of operations as we do not consider the tank cars to be a core business. The $0.8 million was offset by $0.3 million in income reported related to the decrease in the Operational Override liability after adjusting for actual barrels of crude oil transloaded during the second quarter of 2015.

Interest expense was $2.0 million for the three months ended June 30, 2015 compared to $0.5 million for the three months ended June 30, 2014. The increase was primarily driven by the interest expense related to the Operational Override liability and the additional debt with SunTrust resulting from the acquisition of 50% of the outstanding interest of the transloading, sand and marketing joint ventures in the fourth quarter of 2014.

The loss from our indirect investment in the marketing joint venture was $1.7 million for the three months ended June 30, 2014. The marketing joint venture sold 2.2 million barrels of crude oil during this time period but continued to experience competitive margin pressure resulting in a net loss per barrel of $(0.76) for the three months ended June 30, 2014.

On November 24, 2014, we sold our 50% ownership interest in the trucking joint venture to our then trucking partner. Income from our indirect investment in the trucking joint venture was $303,000 for the three months ended June 30, 2014.

The benefit from income taxes was $331,000 for the three months ended June 30, 2015 compared to a benefit from income taxes of $647,000 for the three months ended June 30, 2014.  The effective tax rate for the three months ended June 30, 2015 was 37.6% compared to an effective tax rate of 38.4% for the three months ended June 30, 2014.  The decrease in the effective tax rate for the three months ended June 30, 2015 was primarily due to the effect of permanent differences. The effective tax rate was different than the federal statutory rate of 35% primarily due to permanent differences and state tax rates.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

We experienced a net loss of approximately $367,000 for the six months ended June 30, 2015 compared to a net loss attributable to shareholders of our Company of approximately $2.4 million for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2015 was driven by the interest expense related to the Operational Override and additional debt resulting from the joint venture interest purchase in December 2014 and the expense associated with subleasing and maintaining the current fleet of rail cars. These losses were partially offset by income from operations of $4.6 million resulting from healthy crude oil transloading throughput (7.8 million barrels of crude oil), record high frac sand throughput (305,000 short tons transloaded), the recognition of revenues from storing clients’ rail cars at our facility, and successfully bringing the transloading services in-house effective June 1, 2015. The net loss for the six months ended June 30, 2014 was driven by the loss from our indirect ownership interest in the marketing joint venture, which was primarily due to continued competitive margin pressure. General and administrative expenses were flat year over year at $4.5 million.

Revenue from crude oil transloading was $14.3 million for the six months ended June 30, 2015 compared to $12.8 million for the six months ended June 30, 2014. The increase was driven by volume as we transloaded 7.8 million barrels of crude oil during the six months ended June 30, 2015 compared to 6.8 million barrels of crude oil transloaded during the six months ended June 30, 2014. Transloading cost of revenue was $3.6 million for the six months ended June 30, 2015 compared to $4.0 million for the six months ended June 30, 2014, primarily due to bringing the transloading of crude oil in-house during the second quarter of 2015.

Revenue from frac sand transloading was $2.4 million for the six months ended June 30, 2015 compared to $0.2 million for the six months ended June 30, 2014. The increase in revenue was due to the fact that the frac sand transloading operations did not commence until June 2014, and we transloaded 305,000 short tons of frac sand during the six months ended June 30, 2015, which included the two highest throughput months to date (81,000 and 70,000 short tons in May and June 2015, respectively). We also successfully brought the frac sand transloading services in-house effective June 1, 2015, effectively reducing our cost of revenues per short ton.

As previously noted, effective November 30, 2014 we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We plan to maintain the current fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arises. We had $1.7 million in expenses related to our inventory of tank cars for the six months ended June 30, 2015. We accounted for these expenses as Other Income (Expense) on our statement of operations as we do not consider the tank cars to be a core business. The $1.7 million was offset by $0.5 million in income reported related to the decrease in the Operational Override liability after adjusting for actual barrels of crude oil transloaded during the six months ending June 30, 2015.

Interest expense was $4.0 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. The increase was primarily driven by the interest expense related to the Operational Override liability and the additional debt with SunTrust resulting from the acquisition of 50% of the outstanding interest of the transloading, sand and marketing joint ventures in the fourth quarter of 2014.

The loss from our indirect investment in the marketing joint venture was $1.6 million for the six months ended June 30, 2014. The marketing joint venture sold 4.4 million barrels of crude oil during this time period but experienced competitive margin pressure resulting in a net loss per barrel of $(0.36) for the six months ended June 30, 2014.

On November 24, 2014, we sold our 50% ownership interest in the trucking joint venture to our then trucking partner. Income from our indirect investment in the trucking joint venture was $425,000 for the six months ended June 30, 2014.

The benefit from income taxes was $203,500 for the six months ended June 30, 2015 compared to a benefit from income taxes of $1.2 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 35.7% compared to an effective tax rate of 32.9% for the six months ended June 30, 2014. The increase in the effective tax rate for the six months ended June 30, 2015 was primarily due to the effect of permanent differences. The effective tax rate was different than the federal statutory rate of 35% primarily due to permanent differences and state tax rates.

Non-GAAP Financial Measures

We define Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718 and (v) Adjusted EBITDA Attributable to Non-Controlling Interests. Adjusted EBITDA was $3.0 million and $6.9 million for the three and six months ended June 30, 2015, respectively, compared to $(0.2) million and $0.1 million for the three and six months ended June 30, 2014, respectively. The difference was primarily driven by the increase in income from our crude oil and frac sand transloading operations as a result of healthy crude oil transloading throughput, record high frac sand throughput, and the recognition of revenues from storing clients’ rail cars at our facility. This was partially offset by the increase in transloading operating expenses as a result of assuming the entire cost associated with insuring our Pioneer Terminal facility.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income (Loss)	$(549,950)	$981,894	$(366,957)	$536,495
Add Back
Income Tax Benefit	(331,000)	(647,000)	(203,500)	(1,161,885)
Depreciation and Amortization	1,140,326	1,086,271	2,248,340	2,121,486
Share Based Compensation	750,420	375,361	1,259,951	1,504,293
Interest Expense	2,012,040	504,244	3,958,782	1,006,380
Adjusted EBITDA	$3,021,836	$2,300,770	$6,896,616	$4,006,769

Adjusted EBITDA Attributable to Non-Controlling Interests	—	2,537,723	—	3,922,140

Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc.	$3,021,836	$(236,953)	6,896,616	$84,629

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, a $57.5 million revolving credit and term loan agreement with SunTrust Bank, and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $5.2 million at June 30, 2015.

Under the Revolving Credit Facility with SunTrust, we have $6 million of available borrowings at June 30, 2015 that could be utilized to fund the payment of accounts payable and accrued expenses in excess of cash and cash equivalents. We are currently focused on increasing the throughput and reducing the expenses at the transloading facility and expect cash flows from operations to increase due to the fact that we currently own 100% of DPTS and DPTS Sand, LLC. We believe that the cash flows from operations and the availability under the revolving credit facility will allow us to meet the current obligations of the Company in ordinary course of business. We have also been in ongoing discussions with SunTrust about restructuring the Tranche B portion of the Revolving Credit Facility and recently received a revised term sheet. It is our expectation that the restructuring will be completed in the third quarter of 2015. We may also need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to us, if at all, or if we will be able to successfully refinance or restructure the Tranche B portion of the Revolving Credit Facility.

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

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities totaled $0.5 million and net cash provided by operating activities totaled $3.4 million for the six months ended June 30, 2015, and 2014, respectively, or an increase in cash used of approximately $3.9 million. The primary reason for the increase in cash used in operating activities was due to the increase in trade receivables.

Cash Flows Used In Investing Activities

Net cash used in investing activities totaled $1.5 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $7.0 million was due to a decrease in cash paid for property and equipment during the six months ended June 30, 2015 mainly driven by a large balance in accounts payable related to capital projects at December 31, 2013 that was paid in the six months ended June 30, 2014 and the fact that a significant portion of the fixed asset additions in the six months ended June 30, 2015 are include in accounts payable at June 30, 2015.

Cash Flows Provided By (Used in) Financing Activities

Cash flows provided by financing activities totaled $2.6 million for the six months ended June 30, 2015 compared to cash flows used in financing activities of $2.9 million for the six months ended June 30, 2014. The increase in cash provided of $5.5 million relates to the $3.0 million drawdown of the SunTrust credit facility, a reduction of $0.4 million paid to surrender common shares of the Company’s stock, and the transloading joint venture’s $2.0 million of priority cash distributions made to the non-controlling interests in 2014.

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

Around July 29, 2013, twenty individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois. On September 13, 2013, the bankruptcy trustee for MM&A, and WFS and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal and allowing plaintiffs to file additional cases. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal but allowing plaintiffs to file additional cases.  As a result, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in seventeen new complaints filed in the Circuit Court of Cook County, Illinois.  The allegations, claims and damages sought against us in these new actions are substantially the same as in the transferred cases.  Additionally, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in two class actions filed in the District Court of Dallas County, Texas.  The class action complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic, compensatory and punitive damages, as well as costs.  As discussed in greater detail below, we expect these new actions will be stayed in conjunction with the Settlement Agreement (as defined below).

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

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) to resolve all claims arising out of the derailment.  Under the terms of the Settlement Agreement, WFS will contribute $110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the derailment. As part of the settlement, we will also assign to the Trustee and MMAC certain claims we have against third parties arising out of the derailment.

In consideration of the Settlement Payment and the assignment of claims to the Trustee and MMAC, we and certain of our subsidiaries, including DPTS and DPTSM (collectively, the “DAKP Parties”), will receive the benefit of the global releases and injunctions set forth in the respective bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”). The effect of these global releases and injunctions will be to bar all claims which may exist now or in the future against the DAKP Parties arising out of the derailment, other than criminal claims which by law may not be released.

Neither the global releases and injunctions set forth in the Plans nor our obligations will be effective unless and until the Plans are approved by creditors in both the U.S. and Canadian bankruptcies, an order sanctioning the CCAA Plan and confirming the U.S. Bankruptcy Plan is issued by the Canadian and U.S. bankruptcy courts, respectively, and each order becomes final and non-appealable (“Final Approval”).

On June 9, 2015, MMAC’s creditors voted to approve the CCAA Plan.  In connection with CCAA Plan sanction process, CPR objected to the jurisdiction of the Canadian court and the sanctioning of the CCAA Plan.  On July 13, 2015, the bankruptcy court in Canada issued orders overruling CPR’s objections and sanctioning the CCAA Plan, both of which remain subject to appeal.  On July 15, 2015, the U.S. bankruptcy court held a hearing to consider approval of the Trustee’s disclosure statement related to the U.S. Bankruptcy Plan.  In connection with that hearing, certain parties objected to approval of the disclosure statement, including CPR.  At the hearing, the bankruptcy court in the U.S. overruled all of the objections, approved the disclosure statement and established certain dates for the process of confirming the U.S. Bankruptcy Plan, which dates are subject to change.  Creditors in the U.S. bankruptcy have not yet voted on the U.S. Bankruptcy Plan and the U.S. bankruptcy court has not yet issued a ruling on the U.S. Bankruptcy Plan, which remains subject to challenge by third parties objecting to the Plan.  If an order is issued by the U.S. bankruptcy court confirming the Plan, such order would be subject to appeal.  As a result, Final Approval of the Plans and the related timing remain uncertain.

Under the terms of Settlement Agreement, the Trustee and MMAC agreed to move to stay, pursuant to relevant sections of U.S. or Canadian bankruptcy codes, any and all claims or proceedings that are currently pending or subsequently filed against the DAKP Parties prior to Final Approval of the Plans. In conjunction with the Settlement Agreement, plaintiffs’ counsel in the Quebec class action and plaintiffs’ counsel in the U.S. personal injury cases agreed, upon execution of the Settlement Agreement by the DAKP Parties, to stay the Quebec Class Action and the U.S. personal injury cases. Consistent with the Settlement Agreement, we expect that the actions pending against us in Maine, Illinois and Texas, and the Quebec class action, will all be stayed as to the DAKP Parties in due course.

We believe the claims against us in the Quebec class action and the cases pending against us in Maine, Illinois and Texas are without merit. To the extent these actions are not stayed, or if the Plans do not receive Final Approval, we intend to vigorously defend against such claims and pursue any and all defenses available.  If and when the Plans receive Final Approval, the global releases and injunctions set forth in the Plans will act to bar all of these claims.

We are currently unable to determine the probability of loss or reasonably estimate a range of potential losses related to the aforementioned proceedings. Accordingly, we have not made any provisions for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions, LLC

TJMD, LLP v. Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, which DPTS leases for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-day’s written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. Because the outcome of litigation is inherently uncertain, DPTS cannot estimate the possible loss or range of loss for this matter. DPTS intends to vigorously defend against this claim. As of June 30, 2015, DPTS has not recorded any accruals associated with this legal claim.

Dakota Petroleum Transport Solutions, LLC v. TJMD, LLP, et al.

Since April 2013, DPTS has been involved in litigation with TJMD, Rugged West Services, LLC, a foreign limited liability company (“Rugged West”), and JT Trucking, a foreign limited liability company (“JT”), arising out of crude oil spills that occurred at DPTS’s transloading facility while TJMD was operating the facility. DPTS leases the facility for the use and benefit of their business. Trucks haul crude oil to the transloading facility where crude is moved onto railcars and shipped to various locations across the country. DPTS has asserted a claim against TJMD for contractual liability because TJMD must indemnify DPTS for cleanup and remediation expenses incurred as the result of the crude oil spills, based on Service Agreements TJMD entered into with DPTS which provide for contractor indemnification. DPTS has asserted claims against TJMD, Enterprise Crude and JT for negligence in causing or allowing the spills to occur which proximately caused damages to DPTS, entitling DPTS to recovery. DPTS has also asserted claims against TJMD, Enterprise Crude and JT for trespass and nuisance, claiming the defendants exceeded the consent to be on the property, entitling DPTS to recovery.

TJMD has filed third-party complaints against several trucking companies for indemnification and contribution. Many of these third-party defendants have settled out of the case.

DPTS continues to actively attempt to recover cleanup and remediation costs on a spill-by-spill basis from each of the trucking companies involved in the specific spills, and also from TJMD. Trial is scheduled to begin November 2, 2015. Because the outcome of litigation is inherently uncertain, we cannot estimate the possible recovery for this matter at this time. DPTS is vigorously pursuing its claims.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to our purchases of shares of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased under Such Plan or Program
April 1–31	—	$—	—	—
May 1–31	—	$—	—	—
June 1–30	98,351	$1.28	—	—
Total	98,351	$1.28

All of the shares reported in the table above represent shares surrendered to the Company by directors, officers and employees in accordance with the terms of the 2011 Plan, as amended, to satisfy tax payment obligations, including minimum tax withholding obligations for officers and employees, in connection with the grant or vesting of stock awards, restricted stock awards and restricted stock units. The purchases were not part of any publicly announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-36493.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015 (2)

10.1	2011 Equity Incentive Plan, as amended through June 18, 2015 (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the quarterly report on form 10-Q. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012 (file no. 000-53390).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2015.
(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed July 8, 2015 (file no. 333-205557).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2015	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Composite Second Amended and Restated Bylaws, as amended through February 1, 2015	Incorporated by Reference
10.1	2011 Equity Incentive Plan, as amended through June 18, 2015	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically