Form 10-Q
period 2015-09-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2015-11-06
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of November 5, 2015, the registrant had 55,087,996 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,776,210	$4,690,706
Trade Receivables, Net	7,600,850	3,268,386
Income Tax Receivable	9,648	14,803
Other Current Assets	1,484,556	99,776
Other Receivables	1,407,374	781,135
Deferred Tax Asset	—	2,266,000
Total Current Assets	12,278,638	11,120,806
PROPERTY AND EQUIPMENT
Land	3,191,521	3,191,521
Site Development	5,829,640	5,829,640
Terminal	21,437,077	21,383,972
Machinery	18,218,163	18,133,754
Construction in Progress	—	1,886,470
Other Property and Equipment	18,241,921	11,910,987
Total Property and Equipment	66,918,322	62,336,344
Less – Accumulated Depreciation	9,648,336	6,143,159
Total Property and Equipment, Net	57,269,986	56,193,185
FINANCE COSTS, NET	859,896	1,537,795
RESTRICTED CASH	3,000,444	3,000,000
DEFERRED TAX ASSET	114,000	26,762,000
OTHER ASSETS	542,901	512,901
Total Assets	$74,065,865	$99,126,687
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$7,591,751	$7,387,612
Accrued Expenses	2,110,636	1,696,358
Promissory Notes, SunTrust	23,812,500	23,250,000
Operational Override Liability	1,884,186	715,497
Deferred Tax Liability	114,000	—
Notes Payable – Vehicles	56,961	—
Total Current Liabilities	35,570,034	33,049,467
LONG-TERM LIABILITIES
Promissory Notes, SunTrust	29,125,000	25,250,000
Operational Override Liability	32,910,427	44,595,370
Notes Payable – Vehicles	182,926	—
Other Non-Current Liabilities	4,667	9,917
Total Long-Term Liabilities	62,223,020	69,855,287
Total Liabilities	97,793,054	102,904,754

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock – Par Value $.001; 100,000,000 Shares Authorized; 55,087,996 and 55,044,829 Issued and Outstanding, Respectively	55,088	55,044
Additional Paid-In Capital	7,873,415	6,267,788
Accumulated Deficit	(31,655,692)	(10,100,899)
Total Stockholders’ Deficit	(23,727,189)	(3,778,067)
Total Liabilities and Stockholders’ Deficit	$74,065,865	$99,126,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Transloading Revenue	$5,137,567	$6,349,502	$19,421,100	$19,103,521
Sand Revenue	983,572	557,168	3,422,000	733,355
Rental Income	30,000	30,000	90,000	90,000
Other	—	—	1,316,700	—
Total Revenues	6,151,139	6,936,670	24,249,800	19,926,876
COST OF REVENUES (exclusive of items shown separately below)	1,303,801	1,919,429	5,594,297	5,775,590
OPERATING EXPENSES
Transloading Operating Expenses	837,646	759,535	3,241,892	1,737,920
General and Administrative Expenses	2,626,713	1,552,245	7,171,360	6,046,895
Depreciation and Amortization	1,256,837	1,108,348	3,505,177	3,229,834
Total Operating Expenses	4,721,196	3,420,128	13,918,429	11,014,649
INCOME FROM OPERATIONS	126,142	1,597,113	4,737,074	3,136,637
OTHER INCOME (EXPENSE)
Income (Loss) from Investment in DPTS Marketing LLC	—	289,232	—	(1,293,982)
Income from Investment in Dakota Plains Services, LLC	—	164,738	—	589,418
Interest Expense (Net of Interest Income)	(2,068,419)	(496,637)	(6,027,201)	(1,503,017)
Change in Operational Override Liability	9,987,725	—	10,469,736	—
Other Income (Expense)	—	—	(1.704.618)	—
Total Other Income (Expense)	7,919,306	(42,667)	2,737,917	(2,207,581)
INCOME BEFORE TAXES	8,045,448	1,554,446	7,474,991	929,056
INCOME TAX PROVISION (BENEFIT)	29,233,284	19,737	29,029,784	(1,142,148)
NET INCOME (LOSS)	(21,187,836)	1,534,709	(21,554,793)	2,071,204
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	1,521,295	—	4,431,102
NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF DAKOTA PLAINS HOLDINGS, INC.	$(21,187,836)	$13,414	$(21,554,793)	$(2,359,898)
Net Income (Loss) Per Common Share – Basic and Diluted	$(0.39)	$0.00	$(0.40)	$(0.04)
Weighted Average Shares Outstanding – Basic	54,317,463	53,884,637	54,196,842	53,755,966
Weighted Average Shares Outstanding – Diluted	54,317,463	54,908,368	54,196,842	53,755,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(21,554,793)	$2,071,204
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	3,505,177	3,229,834
Amortization of Debt Discount	—	262,221
Amortization of Finance Costs	721,023	52,841
Deferred Income Taxes	29,028,000	(1,154,000)
Loss from Investment in DPTS Marketing LLC	—	1,293,982
Income from Investment in Dakota Plains Services, LLC	—	(589,418)
Decrease in Operational Override Liability	(10,469,736)	—
Non-Cash Rental Expense	—	14,685
Amortization of Deferred Rent	(5,250)	(5,250)
Share-Based Compensation	1,884,485	1,904,658
Changes in Working Capital and Other Items
Increase in Trade Receivables	(4,332,464)	(1,860,513)
Decrease (Increase) in Other Receivables	(626,239)	45,176
Decrease in Income Taxes Receivable	5,155	949,099
Decrease (Increase) in Other Current Assets	(1,309,781)	334,130
Decrease in Due from Related Party	—	1,991,745
Decrease in Accounts Payable	(156,000)	(181,754)
Increase (Decrease) in Accrued Expenses	407,402	(1,301,290)
Decrease in Accounts Payable – Related Party	—	(722)
Increase in Restricted Cash	(444)	—
Increase in Other Assets	—	(125,000)
Net Cash Provided By (Used In) Operating Activities	(2,903,465)	6,931,628
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(4,221,839)	(9,670,840)
Cash Paid for Deposits	(30,000)	—
Net Cash Used In Investing Activities	(4,251,839)	(9,670,840)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Paid for Finance Costs	(43,124)	—
Common Shares Surrendered	(346,937)	(645,679)
Principal Payments on Promissory Note, Pioneer Terminal	—	(530,405)
Cash Distributions Paid to Non-Controlling Interests	—	(2,561,694)
Capital Contribution to DPTS Sand, LLC	—	1,000
Advances on Promissory Notes, SunTrust	5,000,000	—
Payments on Promissory Notes, SunTrust	(562,500)	—
Proceeds from Notes Payable – Vehicles	270,165	—
Payments on Notes Payable – Vehicles	(30,278)	—
Payments on Operational Override Liability	(46,518)	—
Net Cash Provided By (Used In) Financing Activities	4,240,808	(3,736,778)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,914,496)	(6,475,990)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	4,690,706	13,011,608
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,776,210	$6,535,618
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$4,320,449	$1,259,582
Cash Paid During the Period for Income Taxes	$1,784	$11,852
Non-Cash Financing and Investing Activities:
Purchase of Property and Equipment Paid Subsequent to Period End	$1,114,772	$885,639
Change in Preferred Dividend Receivable	$—	$373,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1.	Organization and Nature of Business

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

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2014, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2014. However, such information includes all adjustments (consisting of normal recurring adjustments and changes in accounting principles), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim period. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. The standard will be effective for annual and interim periods beginning after December 15, 2017. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is evaluating the impact of the provisions of ASU 2014-09; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation” effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is evaluating the impact of the provisions of ASU 2014-12; however, the standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest” effective for annual periods and interim periods within those periods beginning after December 31, 2015. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning January 1, 2016. We are evaluating the impact of this standard on our consolidated financial statements.

Liquidity

As of September 30, 2015, we had cash and cash equivalents and trade receivables of approximately $9.4 million and $4 million of available borrowings under the Revolving Credit Facility with SunTrust Bank (“SunTrust”) and our accounts payable and accrued expenses were approximately $9.7 million. In addition, we have $25.7 million aggregate principal amount of promissory notes and Operational Override liability payments due prior to September 30, 2016 (See Note 11, Membership Purchase Agreement).

The Company is focused on increasing the throughput and reducing the expenses at the transloading facility and expects cash flows from operations to increase due to the fact that it owns 100% of Dakota Petroleum Transport Solutions, LLC (“DPTS”) and DPTS Sand, LLC. The Company believes that the cash flows from operations and the availability under the Revolving Credit Facility will allow it to meet its current obligations in the ordinary course of business assuming the ongoing discussions with SunTrust about restructuring the Tranche B portion of the Revolving Credit Facility are finalized as anticipated. It is the Company’s expectation that the restructuring will be completed in advance of their December 5, 2015 maturity date. The Company may also need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to successfully refinance or restructure the Tranche B portion of the Revolving Credit Facility.

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

At September 30, 2015 and December 31, 2014, the Company had no investments in joint ventures where it had significant influence, representing equity ownership of not more than 50%, and was not accounting for any investments using the equity method.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At September 30, 2015 and December 31, 2014 there was no allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site Development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,256,837 and $3,505,177 for the three and nine months ended September 30, 2015, respectively, and $1,108,348 and $3,229,834 for the three and nine months ended September 30, 2014, respectively. The Company had fixed assets related to in-progress construction of $0 and $1,886,470 at September 30, 2015 and December 31, 2014, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified during the nine months ended September 30, 2015 and 2014.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of September 30, 2015 and December 31, 2014.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences.  The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended September 30, 2015.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future crude oil prices.  The markets for crude oil continue to be volatile.  Changes in crude oil prices have a significant impact on the Company’s cash flows.  Prices for crude oil may fluctuate widely in response to relatively minor changes in the supply of and demand for crude oil and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended September 30, 2015, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at September 30, 2015 was $26.2 million.  No valuation allowance was recorded at December 31, 2014.

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

Revenue Recognition

DPTS and DPTS Sand, LLC recognize revenues when the related services are performed, the sales price is fixed or determinable and collectability is reasonably assured. DPTS records transloading revenues for fuel-related services when the transloading of petroleum-related products is complete and records other revenues related to the Pioneer Terminal as they are earned based on agreements with customers. DPTS Sand, LLC records the gross sale of sand transloading services when the transloading of sand-related products is complete.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Company stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had a loss for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014, the potentially dilutive shares are anti-dilutive and thus not added into the diluted EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted Average Common Shares Outstanding – Basic	54,317,463	53,884,637	54,196,842	53,755,966
Plus: Potentially Dilutive Common Shares, Stock Warrants Restricted Stock and Restricted Stock Units	—	1,023,731	—	—
Weighted Average Common Shares Outstanding – Diluted	54,317,463	54,908,368	54,196,842	53,755,966
Restricted Stock and Restricted Stock Units Excluded from EPS due to the Anti-Dilutive Effect	1,106,567	430,652	1,919,784	976,462

The following warrants, restricted stock and restricted stock units represent potentially dilutive shares as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Restricted Stock	756,149	1,016,150
Restricted Stock Units	1,624,121	—
Stock Warrants	2,771,000	2,771,000
Total Potentially Dilutive Shares	5,151,270	3,787,150

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

Non-Controlling Interest

FASB ASC 810 “Consolidation” requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s non-controlling interest during the three and nine months ended September 30, 2014 was due to the non-controlling member of DPTS and DPTS Sand, LLC prior to the Company’s purchase of the 50% interest owned by the non-controlling member.

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

The Company accounted for this joint venture using the equity method of accounting until the date it purchased the 50% ownership interest of PTS. The Company’s share of the income or loss from the joint venture was included in other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

Summarized unaudited financial statements of DPTSM when accounted for as an equity method investment are as follows:

	September 30, 2014
	Three Months Ended	Nine Months Ended
Sales	$15,273,607	$41,637,411
Net Earnings (Losses)	578,463	(2,587,964)
Company’s Share of Equity in Net Earnings (Losses)	289,232	(1,293,982)

Pro Forma Information

The Company accounted for this joint venture using the equity method of accounting until the date it purchased the 50% ownership interest of PTS. The Company’s share of the equity method income or loss from the joint venture was included in other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

These pro forma amounts have been calculated after adjusting for intercompany amounts. In addition, the equity earnings from the Company’s former non-controlling interest in DPTSM have been removed.

	September 30, 2014
	Three Months Ended	Nine Months Ended
Revenues	$19,380,782	$49,857,505
Net Income	1,823,940	777,222
Net Income Attributable to Non-Controlling Interest	1,841,527	3,137,120
Net Income (Loss) Attributable to Shareholders of Dakota Plains Holdings, Inc.	13,414	(2,359,898)

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

Prior to selling its ownership interest, the Company accounted for this joint venture using the equity method of accounting. The income or loss from the joint venture is included in other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

Summarized unaudited financial statements of DPS are as follows:

	September 30, 2014
	Three Months Ended	Nine Months Ended
Sales	$4,780,797	$14,569,046
Net Earnings	329,475	1,178,835
Company’s Share of Equity in Net Earnings	164,738	589,418

4.	Lease Agreement

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

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company. No shares of preferred stock have been issued as of September 30, 2015 and December 31, 2014.

In May 2015, the Company issued an aggregate of 33,558 shares of common stock to its former non-employee directors pursuant to its 2011 Equity Incentive Plan, as amended (the “2011 Plan”) for service to the Company. These shares were valued at $50,000 or $1.49 per share, the market value of the shares of common stock on the date of issuance, and have been expensed as general and administrative expenses.

In June 2015, the Company issued an aggregate of 234,376 shares of common stock to its non-employee directors pursuant to its 2011 Plan for prior and future service to the Company. These shares were valued at $300,000 or $1.28 per share, the market value of the shares of common stock on the date of issuance. The Company recorded general and administrative expenses of $75,000 and $225,000 for the three and nine months ended September 30, 2015, respectively, related to this stock issuance.

During the nine months ended September 30, 2015, 224,767 shares of common stock were surrendered by certain executives, employees, and directors of the Company to satisfy tax obligations in connection with the stock grants and vesting of restricted stock awards. The total value of these shares was $353,813, which was based on the closing market price on the date of surrender.

6.	Stock-Based Compensation and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This standard requires the Company to record an expense associated with the fair value of the stock-based compensation. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected volatility. Changes in these assumptions can materially affect the fair value estimate. The fair value of the warrants was recognized as compensation or interest expense over the vesting term.

Warrants

The following table reflects the status of warrants outstanding at September 30, 2015:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
February 22, 2011	600,000	2.50	February 22, 2016
April 5, 2011	100,000	2.50	April 5, 2016
November 1, 2012	50,000	3.28	November 1, 2016
November 2, 2012	921,000	4.00	October 31, 2017
January 1, 2013	100,000	3.25	February 15, 2018
Outstanding at September 30, 2015	2,771,000
Exercisable at September 30, 2015	2,771,000

Outstanding Warrants

No warrants were forfeited, expired, or exercised during the nine months ended September 30, 2015.

The Company recorded no general and administrative expense for the three and nine months ended September 30, 2015 and 2014, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of September 30, 2015, as the Company recognized the entire fair value upon vesting.

Restricted Stock and Restricted Stock Unit Awards

The Company issued an aggregate of 1,624,121 shares of restricted stock and restricted stock units as compensation to officers and employees of the Company during the nine months ended September 30, 2015. The restricted stock shares and restricted stock units vest over various terms with all restricted stock shares and restricted stock units vesting no later than March 2018. As of September 30, 2015, there was $2.9 million of total unrecognized compensation expense related to unvested shares of restricted stock and restricted stock units. The Company has assumed a zero percent forfeiture rate on all grants. The Company recorded general and administrative expense, related to restricted stock, of $549,534 and $1,609,485 for the three and nine months ended September 30, 2015, respectively, and $325,363 and $1,037,414 for the three and nine months ended September 30, 2014, respectively.

The following table reflects the outstanding restricted stock and restricted stock unit awards and activity related thereto for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Price
Restricted Stock and Restricted Stock Unit Awards:
Outstanding at the Beginning of Period	1,031,150	$2.89
Granted	1,624,121	1.64
Lapse of Restrictions	(275,001)	3.44
Restricted Stock and Restricted Stock Units Outstanding at September 30, 2015	2,380,270	$1.97

7.	Promissory Notes

On December 5, 2014, the Company and its wholly owned subsidiaries (“Borrowers”) entered into a $57.5 million Revolving Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank (“Administrative Agent”). The Credit Agreement provides for a revolving credit facility of $20 million (the “Revolving Loan Facility”) and one or more tranches of term loans in the aggregate amount of $37.5 million (the “Term Loans” and together with the Revolving Loan Facility, the “Credit Facility”). There was $52.9 million outstanding under the Credit Facility at September 30, 2015. The Company is in the process of refinancing the outstanding promissory notes and expects to complete the process in advance of their December 5, 2015 maturity date.

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

The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and a maximum total debt to EBITDA (earnings before interest, income taxes, depreciation expense and amortization), or leverage ratio. The method of calculating all of the components used in the covenants is included in the Credit Agreement. The Company was in compliance with all required covenants as of September 30, 2015.

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

The Company incurred finance costs of $1,661,034 related to the Credit Agreement. These costs were capitalized and are being amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest method. For the three and nine months ended September 30, 2015, the Company recognized interest expense of $240,341 and $721,023, respectively, related to these finance costs.

On August 6, 2015, the Company amended the Credit Agreement to amend the definition of continuing director in the Credit Agreement by removing the exclusion for individuals who would otherwise qualify as continuing directors but for the fact that they became directors as a result of an actual or threatened contest for proxies or consents regarding the election or removal of directors.

8.	Income Taxes

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2015, a valuation allowance of $26.2 million was applied to our net deferred tax assets based on the uncertainty regarding whether or not these assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The following table presents the income tax provision (benefit) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current Income Taxes	$(5,716)	$3,737	$1,784	$11,852
Deferred Income Taxes:
Federal	2,827,000	14,000	2,633,000	(1,048,000)
State	238,000	2,000	221,000	(106,000)
Valuation Allowance	26,174,000	—	26,174,000	—
Total Provision (Benefit)	$29,233,284	$19,737	$29,029,784	$(1,142,148)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax provision (benefit). For the nine months ended September 30, 2015 and 2014, the Company did not recognize any interest or penalties in the condensed consolidated statements of operations, nor did it have any interest or penalties accrued in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

The 2014, 2013, and 2012 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Operational Override Liability – Current Liability	$—	$—	$(1,884,186)
Operational Override Liability – Non-Current Liability	—	—	(32,910,427)
Total Operational Override Liability	$—	$—	$(34,794,613)

December 31, 2014:
Operational Override Liability – Current Liability	$—	$—	$(715,497)
Operational Override Liability – Non-Current Liability	—	—	(44,595,370)
Total Operational Override Liability	$—	$—	$(45,310,867)

The level 3 liability consists of the liability related to the Operational Override (See Note 11, Membership Purchase Agreement). There were no transfers between fair value levels during the nine months ended September 30, 2015 and 2014. Level 2 liabilities consist of promissory notes (see Note 7, Promissory Notes).

The following table presents changes for the liability measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Level 3 Financial Liabilities
Balance at December 31, 2014	$(45,310,867)
Decrease for Lower than Estimated Volumes	10,469,736
Principal Payment on Operational Override	46,518
Balance at September 30, 2015	$(34,794,613)

11.	Membership Purchase Agreement

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

In connection with the Membership Interest Purchase Agreement, the Company entered into an Indemnification and Release Agreement dated December 5, 2014 with World Fuel Services Corporation (“WFS”) (the “Indemnification and Release Agreement”). Pursuant to the Indemnification and Release Agreement, WFS, on behalf of itself and its direct and indirect subsidiaries, agreed to indemnify the Company, DPTS, DPTSM, and each of their respective officers, managers, directors, employees, affiliates, members, and stockholders, for third party claims in connection with, relating to, or otherwise arising from the train car derailment that occurred in Lac-Mégantic, Quebec, on July 6, 2013 (the “Derailment”). In addition, the Company, DPT and DPM, on behalf of itself and each such entity’s direct and indirect subsidiaries, agreed to indemnify WFS and WFS’s officers, managers, directors, employees, affiliates, members, and stockholders for (i) fifty percent (50%) of the documented out-of-pocket costs and expenses incurred by any WFS party as a result of or arising out of certain obligations to railcar lessors; and (ii) fifty percent (50%) of the documented out-of-pocket defense costs and legal expenses incurred by any WFS party in connection with the Derailment. The Company and its affiliates’ total exposure under the indemnification is limited to $10 million in the aggregate. The indemnification obligations are net of any insurance proceeds received. To support its indemnification obligations, the Company placed $3 million of cash in escrow, which is recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

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

Railcar Sublease Agreements

Concurrent with the Membership Interest Purchase Agreement, the Company, through DPTSM, entered into five Amended and Restated Railcar Sublease Agreements with Western Petroleum Company (“Amended Sublease Agreements”). Under the Amended Sublease Agreements, DPTSM subleased a total of 872 railcars from Western Petroleum Company subject to the terms, covenants, provisions, conditions, and agreements contained in the master railcar leases between the original lessors and Western Petroleum Company. The term of the Amended Sublease Agreements is from December 5, 2014 (the “Effective Date”) until the end of the term of the applicable schedule to the respective master railcar lease. The last of the master railcar leases expires in August 2021.

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

Lac-Mégantic

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

Around July 29, 2013, twenty individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois (the “IL District Court”). On September 13, 2013, the bankruptcy trustee for MM&A, and WFS and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal but allowing plaintiffs to file additional cases.  As a result, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in seventeen new complaints filed in the Circuit Court of Cook County, Illinois.  The allegations, claims and damages sought against us in these new actions are substantially the same as in the transferred cases.  On September 22, 2015, the plaintiffs in these cases moved to stay the claims against us and on October 1 and 2, 2015, CPR removed the cases to the IL District Court, where they remain pending.  Additionally, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in two class actions filed in the District Court of Dallas County, Texas.  The class action complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic, compensatory and punitive damages, as well as costs.  On August 14 and September 17, 2015, these actions were removed by CPR to the U.S. District Court for the Northern District of Texas.  In both actions, plaintiffs have filed motions to stay the claims against us.  As discussed in greater detail below, we expect these new actions will be stayed in conjunction with the Settlement Agreement (as defined below).

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

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) to resolve all claims arising out of the derailment.  Under the terms of the Settlement Agreement, WFS will contribute US$110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the derailment. As part of the settlement, we will also assign to the Trustee and MMAC certain claims we have against third parties arising out of the derailment.

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

On June 9, 2015, MMAC’s creditors voted to approve the CCAA Plan and on July 13, 2015, the Canadian bankruptcy court issued an order sanctioning the CCAA Plan (the “Canadian Approval Order”).  On July 28, 2015, CPR requested leave of court to appeal the Canadian Approval Order, which request remains pending.  On October 9, 2015, the Canadian bankruptcy court issued an order approving modifications to the Canadian Approval Order (the “Amended Canadian Approval Order”).  Based on these modifications, and similar terms included in the U.S. Approval Order, CPR has agreed to withdraw, upon Final Approval, all of its objections and appeals relating to the Plans.

On August 26, 2015, the CCAA Plan and the Canadian Approval Order were recognized under the U.S. bankruptcy code by an order of the U.S. bankruptcy court.  CPR subsequently appealed the order recognizing the CCAA Plan, but, as previously noted, has agreed to withdraw its appeal upon Final Approval.  On October 21, 2015, the U.S. bankruptcy court entered a supplemental order recognizing the Amended Canadian Approval Order.

The U.S. Bankruptcy Plan has been approved by creditors and on October 9, 2015, the U.S. bankruptcy court entered an order confirming the U.S. Bankruptcy Plan (the “U.S. Approval Order”).  The U.S. Approval Order remains subject to the review and approval of the U.S. District Court for the District of Maine.  We expect the U.S. District Court to enter an order confirming the U.S. Approval Order, which matter is currently uncontested.

While allowable time periods for appeals of certain of the orders remain and any order issued by the U.S. District Court will not be final until expiration of an appeal period, we expect Final Approval to occur in the fourth quarter of 2015.  At such time, the releases and injunctions set forth in the Plans will become effective.

Pending Final Approval of the Plans, under the terms of Settlement Agreement, the Trustee and MMAC agreed to move to stay, pursuant to relevant sections of U.S. or Canadian bankruptcy codes, any and all claims or proceedings that are currently pending or subsequently filed against the DAKP Parties. In conjunction with the Settlement Agreement, plaintiffs’ counsel in the Quebec class action and plaintiffs’ counsel in the U.S. personal injury cases agreed, upon execution of the Settlement Agreement by the DAKP Parties, to stay the Quebec Class Action and the U.S. personal injury cases. Consistent with the Settlement Agreement, we expect that the actions pending against us in Maine, Illinois and Texas, and the Quebec class action, will all be stayed as to the DAKP Parties in due course. However, additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

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

We are unable to determine the probability of loss or reasonably estimate a range of potential losses related to the aforementioned proceedings. Accordingly, we have not made any provisions for these potential losses in our consolidated financial statements.

Dakota Petroleum Transport Solutions, LLC

TJMD, LLP v. Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, which DPTS leases for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90-day’s written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. On October 9, 2015, we entered into a settlement agreement with TJMD resolving all claims between the parties.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “should,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” “targeting,” “hope,” or other similar words.

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

Overview

We are an integrated midstream energy company operating the Pioneer Terminal, with services that include outbound crude oil storage, logistics and rail transportation and inbound fracturing (“frac”) sand logistics. The Pioneer Terminal is located in Mountrail County, North Dakota, where it is positioned to exploit opportunities in the heart of the Bakken and Three Forks plays of the Williston Basin. The Williston Basin is the largest onshore crude oil production source in North America where the lack of available pipeline capacity provides a long-term and increasing surplus of crude oil available for the core business of our Company. Our frac sand business provides services for UNIMIN Corporation (“UNIMIN”), a leading producer of quartz proppant and one of the largest suppliers of frac sand to exploration and production operating companies in the Williston Basin.

Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, we have adopted a crude by rail model. According to the North Dakota Pipeline Authority, as of August 2015, the crude by rail industry was transporting approximately 47% of the total crude oil takeaway. Current pipeline constraints are limiting the amount of crude oil takeaway from the Bakken oil fields. As such, rail transloading facilities are necessary to efficiently capture an increasing demand for transportation of supplies and products to and from the oil fields. The Pioneer Terminal has given us the ability to support the expected increases in demand for the loading and transporting of crude oil and related products to and from the Bakken oil fields.

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

New Town Facility

New Town, North Dakota is located at the entrance to a large peninsula in the heart of the Parshall Oil Field, and our facility straddles the only road providing access to and from the peninsula. One of the geographic advantages to our site is the Four Bears Bridge, which represents the only means to cross Lake Sakakawea for approximately 90 miles in either direction. The peninsula is approximately 150 square miles of land with 168 spacing units due to their water access to Lake Sakakawea. One spacing unit is the equivalent of one square mile and has the expectation for 12 to 16 wells. 168 spacing units could equate to over 2,000 wells.

Our facility includes the following features:

•	Private spur connecting the property to the Canadian Pacific Railway;

•	Approximately 192 acre site with two 8,300 foot loop tracks each capable of 120 car unit trains, 270,000 barrels of crude oil storage, a high-speed loading facility that can accommodate 10 rail cars simultaneously, two active gathering system pipelines and transfer stations to receive crude oil from 10 trucks simultaneously;

•	Fire suppression system, spill remediation and backup power generation solutions;

•	Automated terminal metering and accounting systems;

•	Four fully operational ladder tracks that can be utilized for inbound delivery and storage for commodities such as frac sand, aggregate, chemicals, diesel and pipe;

•	Fully enclosed electrical system between the existing tracks to provide maximum flexibility when powering transloading equipment; and

•	72 acres of industrial zoned land within the double loop tracks that provide the option to add storage or various industrial uses to the facility at any time.

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

Oil well operators are currently hauling crude oil via semi-truck to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at additional cost compared to the services offered by our facility. In July 2015, North Dakota produced 1.2 million barrels of crude oil per day. We estimate crude oil production within approximately a 75 mile radius of our facility to represent 80% of the volume, or over 965,000 barrels of crude oil per day.

Current Business Drivers

As reported by the U.S. Geological Survey (“USGS”), the North Dakota Industrial Commission predicted that the Bakken’s production will increase for many years. A common date per the USGS website for a production plateau is between the years of 2022 to 2024. The USGS estimated parts of North Dakota may contain as much as 7.4 billion barrels of crude oil. As of August 2015, North Dakota ranks second behind Texas in terms of production of natural resources in the United States.

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

Lack of capacity within the trunk pipelines and lack of flexibility and geographic reach to serve many potential markets is driving competition within the crude oil transloading and storage industry. This competition is expected to become increasingly intense as the demand to transport crude oil in North Dakota has risen in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to sell their product to the market offering the most attractive price. In the Williston Basin, 47% of crude oil production was being shipped via rail in August 2015 compared to 60% via rail in August 2014, according to data from the North Dakota Pipeline Authority Monthly Updates published on October 13, 2015 and October 15, 2014, respectively.

Results of Operations

The following tables illustrate the statements of operations by operating segment for the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$5,137,567	$—	$—	$5,137,567
Sand Revenue	—	—	983,572	—	983,572
Rental Income	150,795	—	—	(120,795)	30,000
Total Revenues	150,795	5,137,567	983,572	(120,795)	6,151,139

COST OF REVENUES (exclusive of items shown separately below)	—	1,287,174	131,113	(114,486)	1,303,801

OPERATING EXPENSES
Transloading Operating Expenses	—	843,399	556	(6,309)	837,646
General and Administrative Expenses	2,626,713	—	—	—	2,626,713
Depreciation and Amortization	50,820	1,206,017	—	—	1,256,837
Total Operating Expenses	2,677,533	2,049,416	556	(6,309)	4,721,196

INCOME (LOSS) FROM OPERATIONS	$(2,526,738)	$1,800,977	$851,903	$—	$126,142

Nine Months Ended:
REVENUES
Transloading Revenue	$—	$19,421,100	$—	$—	$19,421,100
Sand Revenue	—	—	3,422,000	—	3,422,000
Rental Income	452,385	—	—	(362,385)	90,000
Other	—	1,316,700	—	—	1,316,700
Total Revenues	452,385	20,737,800	3,422,000	(362,385)	24,249,800

COST OF REVENUES (exclusive of items shown separately below)	—	4,866,851	1,070,904	(343,458)	5,594,297

OPERATING EXPENSES
Transloading Operating Expenses	—	3,257,050	3,769	(18,927)	3,241,892
General and Administrative Expenses	7,171,360	—	—	—	7,171,360
Depreciation and Amortization	150,445	3,354,732	—	—	3,505,177
Total Operating Expenses	7,321,805	6,611,782	3,769	(18,927)	13,918,429

INCOME (LOSS) FROM OPERATIONS	$(6,869,420)	$9,259,167	$2,347,327	$—	$4,737,074

	September 30, 2014
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$6,349,502	$—	$—	$6,349,502
Sand Revenue	—	—	557,168	—	557,168
Rental Income	155,690	—	—	(125,690)	30,000
Total Revenues	155,690	6,349,502	557,168	(125,690)	6,936,670

COST OF REVENUES (exclusive of items shown separately below)	—	1,777,674	261,136	(119,381)	1,919,429

OPERATING EXPENSES
Transloading Operating Expenses	—	758,534	7,310	(6,309)	759,535
General and Administrative Expenses	1,552,245	—	—	—	1,552,245
Depreciation and Amortization	48,921	1,059,427	—	—	1,108,348
Total Operating Expenses	1,601,166	1,817,961	7,310	(6,309)	3,420,128

INCOME (LOSS) FROM OPERATIONS	$(1,445,476)	$2,753,867	$288,722	$—	$1,597,113

Nine Months Ended:
REVENUES
Transloading Revenue	$—	$19,103,521	$—	$—	$19,103,521
Sand Revenue	—	—	733,355	—	733,355
Rental Income	467,070	—	—	(377,070)	90,000
Total Revenues	467,070	19,103,521	733,355	(377,070)	19,926,876

COST OF REVENUES (exclusive of items shown separately below)	—	5,790,010	343,723	(358,143)	5,775,590

OPERATING EXPENSES
Transloading Operating Expenses	—	1,749,537	7,310	(18,927)	1,737,920
General and Administrative Expenses	6,046,895	—	—	—	6,046,895
Depreciation and Amortization	145,741	3,084,093	—	—	3,229,834
Total Operating Expenses	6,192,636	4,833,630	7,310	(18,927)	11,014,649

INCOME (LOSS) FROM OPERATIONS	$(5,725,566)	$8,479,881	$382,322	$—	$3,136,637

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

We experienced net loss attributable to shareholders of our Company of approximately $21.2 million for the three months ended September 30, 2015 compared to net income of approximately $13,000 for the three months ended September 30, 2014. The net loss for the third quarter of 2015 was driven by the valuation allowance on our deferred tax assets of approximately $26.2 million, which was partially offset by the gain realized from a revaluation of the Operational Override liability due to a decrease in the estimated future volume used to calculate the fair value of the liability, improved operating efficiencies in the crude oil and frac sand transloading entities. The net income for the third quarter of 2014 was driven by an increase in income from our indirect ownership interest in the transloading and marketing joint ventures and a decrease in general and administrative expenses.

General and administrative expenses were $2.6 million for the three months ended September 30, 2015 compared to $1.6 million for the three months ended September 30, 2014. The increase in general administrative expenses for the three months ended September 30, 2015 was due to an increase of $0.2 million in non-cash general and administrative expenses and $0.5 million in legal fees and $0.3 million in other fees related to the strategic alternatives process.

Revenue from crude oil transloading was $5.1 million for the three months ended September 30, 2015 compared to $6.3 million for the three months ended September 30, 2014. The decrease was primarily driven by continued downward pressure on the domestic crude oil market leading to lower crude oil prices, fewer long term contracts, and increased volatility in the transloading fee per barrel. We were able to partially mitigate the impact of the price volatility by increasing the throughput as we transloaded 4.6 million barrels of crude oil during the three months ended September 30, 2015 compared to 3.4 million barrels of crude oil transloaded during the same period of 2014. Cost of revenue related to crude oil transloading was $1.3 million for the three months ended September 30, 2015 compared to $1.8 million for the three months ended September 30, 2014 primarily due to bringing the transloading of crude oil in-house during the second quarter of 2015.

Revenue from frac sand transloading was $1.0 million for the three months ended September 30, 2015 compared to $0.6 million for the three months ended September 30, 2014. The increase in revenue was driven by volume as we transloaded approximately 141,000 short tons during the three months ended September 30, 2015 compared to approximately 70,000 short tons transloaded during the same period of 2014. The cost of revenue related to frac sand transloading was $0.1 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014. The decrease was due to improved efficiencies as a result of bringing the transloading services in-house during the second quarter of 2015.

As previously noted, effective November 30, 2014 we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We plan to maintain the current fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arises.

Interest expense was $2.1 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014. The increase was primarily driven by the interest expense related to the Operational Override liability and the additional debt with SunTrust resulting from the acquisition of 50% of the outstanding interest of the transloading, sand and marketing joint ventures in the fourth quarter of 2014.

The change in Operational Override liability was $10.0 million for the three months ended September 30, 2015 due to a decrease in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability. According to the NDIC Department of Natural Resources most recent Director’s Cut publication dated October 13, 2015, “Operators are now committed to running fewer rigs than their planned 2015 minimum as drill times and efficiencies continue to improve and oil prices continue to fall.” This lead the Company to believe that operators will be able to continue producing at the current crude oil price levels, which was substantiated by the North Dakota Pipeline Authority Monthly Update published on October 13, 2015 that showed the 2015 North Dakota Williston Basin oil production remaining constant at approximately 1.2 million barrels of crude oil per day. The Short-Term Energy and Winter Fuels Outlook published by the U.S. Energy Information Administration (EIA) on October 6, 2015 was more uncertain about the outlook for the domestic crude oil industry stating, “EIA’s crude oil price forecast remains subject to significant uncertainties as the oil market moves toward balance. During this period of price discovery, oil prices could continue to experience periods of heightened volatility. The oil market faces many uncertainties heading into 2016, including the pace and volume at which Iranian oil reenters the market, the strength of oil consumption growth, and the responsiveness of non-OPEC production to low oil prices.” We are confident in the operators’ ability to continue producing in the current environment in the short-term but believed it was an appropriate time to adjust the long-term volume forecast due to the continued downward pressure on the crude oil market from macro-economic factors.

The income from our indirect investment in the marketing joint venture was $0.3 million for the three months ended September 30, 2014. The marketing joint venture sold 1.9 million barrels of crude oil during this time period but continued to experience competitive margin pressure resulting in a net loss per barrel of $(0.53) for the three months ended September 30, 2014.

On November 24, 2014, we sold our 50% ownership interest in the trucking joint venture to our then trucking partner. Income from our indirect investment in the trucking joint venture was $165,000 for the three months ended September 30, 2014.

The provision for income taxes was $29.2 million for the three months ended September 30, 2015 compared to $20,000 for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 363.4% compared to an effective tax rate of 59.5% for the three months ended September 30, 2014. The increase in the effective tax rate for the three months ended September 30, 2015 was primarily due to the valuation allowance placed on the net deferred tax asset in the third quarter of 2015 and the effect of permanent differences. The effective tax rate was different than the federal statutory rate of 35% primarily due to the valuation allowance, permanent differences and state tax rates.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

We experienced net loss attributable to shareholders of our Company of approximately $21.6 million for the nine months ended September 30, 2015 compared to a net loss attributable to shareholders of our Company of approximately $2.4 million for the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2015 was driven by the valuation allowance on our deferred tax assets of approximately $26.2 million, which was partially offset by the gain realized from a revaluation of the Operational Override liability due to a material change in the estimated future cash outflows used to calculate the fair value of the liability, record high crude oil (12.4 million barrels of crude oil) and frac sand (445,000 short tons transloaded) transloading throughput, the recognition of revenues from storing clients’ rail cars at our facility, successfully bringing the transloading services in-house. The net loss for the nine months ended September 30, 2014 was driven primarily by the loss from our indirect ownership interest in the marketing joint venture, which was primarily due to continued competitive margin pressure.

General and administrative expenses were $7.2 million for the nine months ended September 30, 2015 compared to $6.0 million for the nine months ended September 30, 2014. The increase in general administrative expenses for the nine months ended September 30, 2015 was due to increases of $0.5 million in legal fees and $0.3 million in other fees related to the strategic alternatives process, $0.3 million employee related overhead from increased headcount, and $0.1 million in other cash general and administrative expenses.

Revenue from crude oil transloading was $19.4 million for the nine months ended September 30, 2015 compared to $19.1 million for the nine months ended September 30, 2014. The increase was driven by volume as we transloaded 12.4 million barrels of crude oil during the nine months ended September 30, 2015 compared to 10.1 million barrels of crude oil transloaded during the nine months ended September 30, 2014. The increase in volume was partially offset by continued downward pressure on the domestic crude oil market leading to lower crude oil prices, fewer long term contracts, and increased volatility in the transloading fee per barrel. Cost of revenue related to crude oil transloading was $4.9 million for the nine months ended September 30, 2015 compared to $5.8 million for the nine months ended September 30, 2014. The decrease was primarily due to bringing the transloading of crude oil in-house during the second quarter of 2015.

Revenue from frac sand transloading was $3.4 million for the nine months ended September 30, 2015 compared to $0.7 million for the nine months ended September 30, 2014. Cost of revenue related to frac sand transloading was $1.1 million for the nine months ended September 30, 2015 compared to $0.3 million for the nine months ended September 30, 2014. The increases in both revenue and cost of revenue were due to the fact that the frac sand transloading operations did not commence until June 2014, which contributed to the large increase in volume as we transloaded 445,000 short tons of frac sand during the nine months ended September 30, 2015 compared to 92,000 short tons of frac sand during the same period of 2014. The 36% decrease in cost of revenue per short ton transloaded during the nine months ended September 30, 2015 was primarily the result of bringing the transloading services in-house during the second quarter of 2015.

As previously noted, effective November 30, 2014 we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We plan to maintain the current fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arises.

The change in Operational Override liability was $10.5 million for the nine months ended September 30, 2015 due to a decrease in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability. According to the NDIC Department of Natural Resources most recent Director’s Cut publication dated October 13, 2015, “Operators are now committed to running fewer rigs than their planned 2015 minimum as drill times and efficiencies continue to improve and oil prices continue to fall.” This lead the Company to believe that operators will be able to continue producing at the current crude oil price levels, which was substantiated by the North Dakota Pipeline Authority Monthly Update published on October 13, 2015 that showed the 2015 North Dakota Williston Basin oil production remaining constant at approximately 1.2 million barrels of crude oil per day. The Short-Term Energy and Winter Fuels Outlook published by the U.S. Energy Information Administration (EIA) on October 6, 2015 was more uncertain about the outlook for the domestic crude oil industry stating, “EIA’s crude oil price forecast remains subject to significant uncertainties as the oil market moves toward balance. During this period of price discovery, oil prices could continue to experience periods of heightened volatility. The oil market faces many uncertainties heading into 2016, including the pace and volume at which Iranian oil reenters the market, the strength of oil consumption growth, and the responsiveness of non-OPEC production to low oil prices.” We are confident in the operators’ ability to continue producing in the current environment in the short-term but believed the third quarter of 2015 was an appropriate time to adjust the long-term volume forecast due to the continued downward pressure on the crude oil market from macro-economic factors.

Interest expense was $6.0 million for the nine months ended September 30, 2015 compared to $1.5 million for the nine months ended September 30, 2014. The increase was primarily driven by the interest expense related to the Operational Override liability and the additional debt with SunTrust resulting from the acquisition of 50% of the outstanding interest of the transloading, sand and marketing joint ventures in the fourth quarter of 2014.

The loss from our indirect investment in the marketing joint venture was $1.3 million for the nine months ended September 30, 2014. The marketing joint venture sold 6.3 million barrels of crude oil during this time period but experienced competitive margin pressure resulting in a net loss per barrel of $(0.21) for the nine months ended September 30, 2014.

On November 24, 2014, we sold our 50% ownership interest in the trucking joint venture to our then trucking partner. Income from our indirect investment in the trucking joint venture was $589,000 for the nine months ended September 30, 2014.

The provision for income taxes was $29.0 million for the nine months ended September 30, 2015 compared to a benefit from income taxes of $1.1 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 388.4% compared to an effective tax rate of 32.6% for the nine months ended September 30, 2014. The increase in the effective tax rate for the nine months ended September 30, 2015 was primarily due to the valuation allowance placed on the net deferred tax asset in the third quarter of 2015 and the effect of permanent differences. The effective tax rate was different than the federal statutory rate of 35% primarily due to the valuation allowance, permanent differences and state tax rates.

Non-GAAP Financial Measures

We define Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc. as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718 (v) non-cash change in Operational Override Liability and (vi) Adjusted EBITDA Attributable to Non-Controlling Interests. Adjusted EBITDA was $2.0 million and $8.4 million for the three and nine months ended September 30, 2015, respectively, compared to $1.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. The difference was primarily driven by record high crude oil and frac sand transloading throughput, the recognition of revenues from storing clients’ rail cars at our facility, and improved operating efficiencies in the crude oil and frac sand transloading entities from successfully bringing the transloading services in-house.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income (Loss)	$(21,187,836)	$1,534,709	$(21,554,793)	$2,071,204
Add Back
Income Tax Provision (Benefit)	29,233,284	19,737	29,029,784	(1,142,148)
Depreciation and Amortization	1,256,837	1,108,348	3,505,177	3,229,834
Share Based Compensation	624,534	400,365	1,884,485	1,904,658
Interest Expense	2,068,419	496,637	6,027,201	1,503,017
Decrease in Operational Override Liability	(9,987,725)	—	(10,469,736)	—
Adjusted EBITDA	$2,007,513	$3,559,796	$8,422,118	$7,566,565

Adjusted EBITDA Attributable to Non-Controlling Interests	—	2,051,009	—	5,973,149

Adjusted EBITDA Attributable to Shareholders of Dakota Plains Holdings, Inc.	$2,007,513	$1,508,787	8,422,118	$1,593,416

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, a $57.5 million revolving credit and term loan agreement with SunTrust, and our additional financing capacity, which is dependent upon capital and credit market conditions and our financial performance. Our cash and cash equivalents were $1.8 million at September 30, 2015.

Under the Revolving Credit Facility with SunTrust, we have $4 million of available borrowings at September 30, 2015. We are focused on increasing the throughput and reducing the expenses at the transloading facility and expect cash flows from operations to increase due to the fact that we own 100% of DPTS and DPTS Sand, LLC. We believe that the cash flows from operations and the availability under the revolving credit facility will allow us to meet the current obligations of the Company in ordinary course of business assuming the ongoing discussions with SunTrust about restructuring the Tranche B portion of the Revolving Credit Facility are finalized as anticipated. It is our hope that the restructuring will be completed in advance of their December 5, 2015 maturity date. We may also need to secure financing through the capital markets, or otherwise, in order to fund future operations and satisfy obligations due. There is no guarantee that any such required financing will be available on terms satisfactory to us, if at all, or if we will be able to successfully refinance or restructure the Tranche B portion of the Revolving Credit Facility.

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

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities totaled $2.9 million and net cash provided by operating activities totaled $6.9 million for the nine months ended September 30, 2015, and 2014, respectively, or an increase in cash used of approximately $9.8 million. The primary reason for the increase in cash used in operating activities was due to the increase in trade receivables and the interest payments paid on both the Operational Override liability and additional borrowings on the debt with SunTrust.

Cash Flows Used In Investing Activities

Net cash used in investing activities totaled $4.3 million and $9.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $5.4 million was due to a decrease in cash paid for property and equipment during the nine months ended September 30, 2015 mainly driven by a large balance in accounts payable related to capital projects at December 31, 2013 that was paid in the nine months ended September 30, 2014.

Cash Flows Provided By (Used in) Financing Activities

Cash flows provided by financing activities totaled $4.2 million for the nine months ended September 30, 2015 compared to cash flows used in financing activities of $3.7 million for the nine months ended September 30, 2014. The increase in cash provided of $7.9 million relates to the $5.0 million drawdown of the SunTrust credit facility during the nine months ended September 30, 2015, a reduction of $300,000 paid to surrender common shares of the Company’s stock, and the transloading joint venture’s $2.5 million of priority cash distributions made to the non-controlling interest in 2014.

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

Lac-Mégantic

As stated in Note 12 to the Financial Statements, we and certain of our subsidiaries, including DPTS and DPTSM, are among the many defendants named in various lawsuits relating to the derailment of a Montreal Main & Atlantic Railroad, Ltd. (“MM&A”) train in Lac-Mégantic, Quebec. On July 6, 2013, an unmanned freight train operated by MM&A with 72 tank cars carrying approximately 50,000 barrels of crude oil rolled downhill and derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM, a crude oil marketing joint venture in which, at the time of the derailment, we indirectly owned a 50% membership interest, and currently own 100% of the membership interest, subleased the tank cars involved in the incident from an affiliate of our former joint venture partner. An affiliate of our former joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS, a crude oil transloading joint venture in which, at the time of the derailment, we also indirectly owned a 50% membership interest, and currently own 100% of the membership interest, arranged for the transloading of the crude oil for DPTSM into tank cars at DPTS’s facility in New Town, North Dakota. A different affiliate of our former joint venture partner contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MM&A.

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

Around July 29, 2013, twenty individuals filed lawsuits in Cook County, Illinois seeking unspecified damages for their injuries from the accident. The lawsuits assert claims for negligence against the eight defendants noted above. On August 7, 2013, MM&A filed a Chapter 11 voluntary petition in the bankruptcy court in Maine. On August 29, 2013, the defendants jointly removed the cases from state court in Cook County to the United States District Court in the Northern District of Illinois (the “IL District Court”). On September 13, 2013, the bankruptcy trustee for MM&A, and WFS and Petroleum Transport Solutions, LLC filed motions seeking to transfer the nineteen personal injury cases from federal court in Illinois to the United States District Court for the District of Maine (the “ME District Court”). On March 21, 2014, the ME District Court granted the transfer motion. On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases. The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs appealed the ME District Court’s order granting the transfer motion to the First Circuit Court of Appeals. On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal. On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal and allowing plaintiffs to file additional cases. On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal but allowing plaintiffs to file additional cases.  As a result, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in seventeen new complaints filed in the Circuit Court of Cook County, Illinois.  The allegations, claims and damages sought against us in these new actions are substantially the same as in the transferred cases.  On September 22, 2015, the plaintiffs in these cases moved to stay the claims against us and on October 1 and 2, 2015, CPR removed the cases to the IL District Court, where they remain pending.  Additionally, in June 2015, we, certain of our subsidiaries, including DPTS and DPTSM, along with numerous third parties were named as defendants in two class actions filed in the District Court of Dallas County, Texas.  The class action complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic, compensatory and punitive damages, as well as costs.  On August 14 and September 17, 2015, these actions were removed by CPR to the U.S. District Court for the Northern District of Texas.  In both actions, plaintiffs have filed motions to stay the claims against us.  As discussed in greater detail below, we expect these new actions will be stayed in conjunction with the Settlement Agreement (as defined below).

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

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) to resolve all claims arising out of the derailment.  Under the terms of the Settlement Agreement, WFS will contribute US$110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the derailment. As part of the settlement, we will also assign to the Trustee and MMAC certain claims we have against third parties arising out of the derailment.

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

On June 9, 2015, MMAC’s creditors voted to approve the CCAA Plan and on July 13, 2015, the Canadian bankruptcy court issued an order sanctioning the CCAA Plan (the “Canadian Approval Order”).  On July 28, 2015, CPR requested leave of court to appeal the Canadian Approval Order, which request remains pending.  On October 9, 2015, the Canadian bankruptcy court issued an order approving modifications to the Canadian Approval Order (the “Amended Canadian Approval Order”).  Based on these modifications, and similar terms included in the U.S. Approval Order, CPR has agreed to withdraw, upon Final Approval, all of its objections and appeals relating to the Plans.

On August 26, 2015, the CCAA Plan and the Canadian Approval Order were recognized under the U.S. bankruptcy code by an order of the U.S. bankruptcy court.  CPR subsequently appealed the order recognizing the CCAA Plan, but, as previously noted, has agreed to withdraw its appeal upon Final Approval.  On October 21, 2015, the U.S. bankruptcy court entered a supplemental order recognizing the Amended Canadian Approval Order.

The U.S. Bankruptcy Plan has been approved by creditors and on October 9, 2015, the U.S. bankruptcy court entered an order confirming the U.S. Bankruptcy Plan (the “U.S. Approval Order”).  The U.S. Approval Order remains subject to the review and approval of the U.S. District Court for the District of Maine.  We expect the U.S. District Court to enter an order confirming the U.S. Approval Order, which matter is currently uncontested.

While allowable time periods for appeals of certain of the orders remain and any order issued by the U.S. District Court will not be final until expiration of an appeal period, we expect Final Approval to occur in the fourth quarter of 2015.  At such time, the releases and injunctions set forth in the Plans will become effective.

Pending Final Approval of the Plans, under the terms of Settlement Agreement, the Trustee and MMAC agreed to move to stay, pursuant to relevant sections of U.S. or Canadian bankruptcy codes, any and all claims or proceedings that are currently pending or subsequently filed against the DAKP Parties. In conjunction with the Settlement Agreement, plaintiffs’ counsel in the Quebec class action and plaintiffs’ counsel in the U.S. personal injury cases agreed, upon execution of the Settlement Agreement by the DAKP Parties, to stay the Quebec Class Action and the U.S. personal injury cases. Consistent with the Settlement Agreement, we expect that the actions pending against us in Maine, Illinois and Texas, and the Quebec class action, will all be stayed as to the DAKP Parties in due course. However, additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

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

Dakota Petroleum Transport Solutions, LLC

TJMD, LLP v. Dakota Petroleum Transport Solutions, LLC

Since October 2012, DPTS has been involved in litigation with TJMD, LLP, a North Dakota limited liability partnership (“TJMD”) arising out of the termination of TJMD as operator of the transloading facility, which DPTS leases for the use and benefit of their business. TJMD alleges that a wrongful termination without cause on 90 day’s written notice occurred in June 2012 under the implied covenant of good faith and fair dealing, and a second wrongful termination occurred in September 2012, when DPTS finally terminated the contract before the end of the 90-day period. TJMD is seeking payment for work performed prior to the final, September termination, as well as, monetary damages for future losses, and other relief. On October 9, 2015, we entered into a settlement agreement with TJMD resolving all claims between the parties.

Dakota Petroleum Transport Solutions, LLC v. TJMD, LLP, et al.

Since April 2013, DPTS had been involved in litigation with TJMD, Rugged West Services, LLC (“Rugged West”), and JT Trucking (“JT”), arising out of crude oil spills that occurred at DPTS’s transloading facility while TJMD was operating the facility. DPTS leases the facility for the use and benefit of its business. Trucks hauled crude oil to the transloading facility where crude oil was moved onto railcars and shipped to various locations across the country.  DPTS had asserted a claim against TJMD for contractual liability based on Service Agreements TJMD entered into with DPTS that provided for contractor indemnification.  DPTS asserted claims against TJMD, Enterprise Crude and JT for negligence in causing or allowing the spills to occur which proximately caused damages to DPTS.  DPTS also asserted claims against TJMD, Enterprise Crude and JT for trespass and nuisance, claiming the defendants exceeded the consent to be on the property, entitling DPTS to recovery.  TJMD filed third-party complaints against several trucking companies for indemnification and contribution.  In October 2015, we entered into settlement agreements with TJMD and the remaining trucking companies resolving the claims between the parties.

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, DPTS commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for oil crude transloading services. On November 2, 2015, World Fuel answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTSM against Western Petroleum Company. At present, there is no hearing date for the motion.

DPTS Marketing, LLC

DPTS Marketing, LLC v. Western Petroleum Company

On October 13, 2015, DPTSM commenced a Minnesota state court lawsuit against Western Petroleum Company, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties. On November 2, 2015, Western Petroleum filed a motion to dismiss and a motion to consolidate the action with the lawsuit commenced by Dakota Petroleum Transport Solutions, LLC against World Fuel Services, Inc. At present, there is no hearing date for either motion.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Under our 2011 Equity Incentive Plan, employees and directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the grant, vesting and/or settlement of equity awards, including stock awards, restricted stock awards and settled restricted stock units. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent employees and directors elected for the Company to withhold such shares. These repurchases were not part of any publicly announced stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1–31	—	$—
August 1–31	—	$—
September 1–30	7,814	$0.88
Total	7,814	$0.88

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-36493.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015 (2)

10.1	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated August 6, 2015, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the lenders party thereto and SunTrust Bank, as administrative agent (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012 (file no. 000-53390).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2015.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2015	DAKOTA PLAINS HOLDINGS, INC.

/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015	Incorporated by Reference
10.1	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated August 6, 2015, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the lenders party thereto and SunTrust Bank, as administrative agent	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically