Form 10-K/A
period 2015-12-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2016-04-29
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Dakota Plains Holdings, Inc. (the “Company,” “we,” “our” or “us”) for the year ended December 31, 2015 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, Item 1A: “Risk Factors” in the Original Filing. That list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, each as amended from time to time. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

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

i

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

ii

iii

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Craig M. McKenzie	52	Chief Executive Officer and Director
Gabriel G. Claypool	40	President and Chief Operating Officer
James L. Thornton	40	Interim Chief Financial Officer, Executive Vice President, Strategy, General Counsel and Secretary

Craig M. McKenzie has served as a member of our board of directors and Chief Executive Officer of our Company since February 2013. Mr. McKenzie’s past positions with our Company and additional background information is available under “Board of Directors” below.

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

James L. Thornton has served as General Counsel and Secretary of Dakota Plains Holdings, Inc. since joining us in March 2013, as Executive Vice President, Strategy since December 2015, and as interim Chief Financial Officer and principal financial officer in April 2016. Mr. Thornton is responsible for planning and managing the execution of the company’s strategic business goals as well as managing legal and regulatory affairs. Mr. Thornton previously served as the senior legal counsel of Toreador Resources Corporation in Paris, France before its combination with ZaZa Energy Corporation in 2012. From 2007 to 2011, Mr. Thornton was an attorney in the Atlanta office of Dentons US LLP, where he represented clients in a broad range of corporate finance, merger and acquisition matters as well as advising public company clients on SEC reporting and disclosure requirements, corporate governance issues, and other corporate and securities matters. Before joining Dentons US LLP, Mr. Thornton practiced in the corporate departments of Balch & Bingham LLP and Locke Lord LLP. Mr. Thornton holds a J.D. from Washington and Lee University School of Law and a B.S. in Finance from the University of Tennessee.

Executive officers are elected annually by the board of directors and serve for a one-year period or until their successors are elected.

None of the above executive officers is related to each other or to any of our directors.

Board of Directors

The members of our board of directors are as follows:

Name	Age	Position	Director Since(a)
K. Adam Kroloff	54	Chairman of the Board and Director	2015
Gary L. Alvord	68	Director	2012
Steven A. Blank	61	Director	2015
David J. Fellon	53	Director	2011
Craig M. McKenzie	52	Chief Executive Officer and Director	2013

(a)	Includes service as director of Dakota Plains, Inc. and predecessors.

K. Adam Kroloff has served as Chairman of our board of directors since February 2015 and has more than 25 years of global oil & gas industry expertise and experience where he has forged a strong track record of delivery in governance, strategy and law. Mr. Kroloff founded Sea Cliff Advisory Partners Limited, a consultancy that specializes in advising C-suite executives in high-consequence strategic matters, in 2013. He also serves as a senior advisor to a leading international strategy consultancy. Mr. Kroloff worked for 20 years in senior, global roles across every business division at BP plc including as vice president of Strategic Projects, Supply Chain Management, External Affairs and Audit. Prior to joining BP, Mr. Kroloff was a litigator. Since 2009, Mr. Kroloff has served as an independent, non-executive director of public U.S. exploration and production companies, both as Board Chairman and as Chairman of key board committees. Mr. Kroloff holds a Juris Doctor from the University of California, Hastings College of the Law and a Bachelor of Arts degree from Claremont McKenna College. Mr. Kroloff has substantial experience in the energy industry, including having served as an independent director for public companies and possesses an extensive background in corporate governance and strategy.

Gary L. Alvord is from Des Moines, Iowa, where he has been active in the trucking and logistics industry his entire career. Mr. Alvord was the Founder and CEO of WorldWide Integrated Supply Chain Solutions, founded in 2000 and sold in 2008. Mr. Alvord was with Ruan Transportation from 1973 through 2000. Ruan is one of the largest, privately-owned carriers in the United States with over 4,500 employees and 160 nationwide locations. While with Ruan, Mr. Alvord served in various positions, including VP of Sales, Executive Vice President, President and Vice Chairman. Mr. Alvord is well respected within the industry and currently serves on two additional boards, Solar Transport and Lawrence Transportation. Mr. Alvord holds a Bachelor of Arts degree from the University of Iowa. Mr. Alvord’s qualifications to serve on the board of directors primarily include his experience and expertise in the trucking and logistics businesses and past experience as an executive officer and director of a corporation.

Steven A. Blank has strong expertise in finance, audit and the oil services industry after serving as Executive Vice President, Chief Financial Officer and Treasurer of NuStar GP, LLC, one of the largest independent liquids terminal and pipeline operators in the nation, and NuStar GP Holdings from February 2012 until December 2013. Mr. Blank had previously served in various capacities, including Senior Vice President and Chief Financial Officer, at NuStar GP, LLC and NuStar GP Holdings since January 2002. Mr. Blank served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002. Mr. Blank currently serves as an independent director of TransMontaigne GP L.L.C., the general partner of TransMontaigne Partners L.P. Mr. Blank holds a B.A. in History from the State University of New York and a Master of International Affairs, Specialization in Business from Columbia University. Mr. Blank possesses significant executive management experience in the energy industry, financial and accounting expertise and experience with master limited partnerships.

David J. Fellon is the owner and President of Progressive Rail and Carload Connection Group. Mr. Fellon’s entire life has revolved around the rail transportation industry, with his independent start in 1996 with the acquisition of a three-mile section of track in Lakeville, Minnesota. With a focus on consistently providing a level of rail transportation service that far and away exceeded his valued customers’ highest expectations, that original three miles has expanded to nearly three hundred. Throughout their impressive growth, Mr. Fellon’s companies have remained keenly focused on delivering a wide range of supply chain solutions for customers of every imaginable description in both size and scope. Mr. Fellon was selected to the board of directors for his expertise in the rail transportation and logistics businesses and past experience as an executive officer of a corporation.

Craig M. McKenzie has served as a member of our board of directors and Chief Executive Officer of our Company since February 2013. He served as Chairman of our board of directors from February 2013 to February 2015. Mr. McKenzie has over 28 years of experience in the global oil and gas industry. Mr. McKenzie served as Chief Executive Officer of Toreador Resources Corporation and its merger successor, ZaZa Energy Corporation, with operations in the Paris Basin, France, and the Eagleford formation in Texas. Mr. McKenzie was a director and the Chief Executive Officer of Canadian Superior Energy, Inc. from 2007 to 2008 with operations in Canada, Trinidad & Tobago and Tunisia. On March 5, 2009, subsequent to Mr. McKenzie’s departure, Canadian Superior Energy, Inc. filed a voluntary petition for bankruptcy protection under the Company’s Creditors Arrangement Act (Canada) in the Court of Queen’s Bench of Alberta; Canadian Superior Energy emerged from bankruptcy protection in September 2009. Prior to joining Canadian Superior, Mr. McKenzie served as the President, BG Trinidad & Tobago of BG Group from 2004 to 2007. Before 2004, Mr. McKenzie was at BP, following its merger with Amoco Corporation, from 1986 to 2004 where he held various senior operations, commercial, and corporate positions. Mr. McKenzie holds a BS in Petroleum Engineering from Louisiana State University and an MBA from Kellogg School of Management at Northwestern University. Mr. McKenzie’s qualifications to serve on the board of directors include his experience as chief executive officer at several prior public companies, familiarity with the capital markets and his experience in the global oil and gas industry.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose the identity of directors, executive officers and beneficial owners of more than 10% of our common stock who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely on a review of copies of such reports and written representations from reporting persons, we believe that all directors and executive officers complied with all filing requirements applicable to them during fiscal 2015.

Audit Committee of the Board of Directors

The audit committee is composed of the following directors: Steven A. Blank (Chair), Gary L. Alvord, and David J. Fellon. The audit committee’s primary functions, among others, are to: (a) assist the board of directors in discharging its statutory and fiduciary responsibilities with regard to audits of the books and records of our Company and the monitoring of its accounting and financial reporting practices; (b) carry on appropriate oversight to determine that our Company and its subsidiaries have adequate administrative and internal accounting controls and that they are operating in accordance with prescribed procedures and codes of conduct; and (c) independently review our Company’s financial information that is distributed to stockholders and the general public. The audit committee has a charter, which is available on our website at www.dakotaplains.com.

All of the members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Steven A. Blank is qualified to serve as an audit committee financial expert, as that term is defined under the applicable rules of the SEC. Each member of the audit committee satisfies the independence requirements of Rule 10A-3(b)(1) of the Securities Exchange Act.

Item 11.          Executive Compensation

Overview

Our compensation program is designed to attract, motivate and retain highly talented individuals at all levels of the organization. We believe that compensation levels should be competitive enough to attract and retain experienced and capable leaders and motivate those individuals to achieve exceptional results and reward them for being instrumental in reaching our strategic goals. At the same time, we believe in simplicity and maintaining compensation at responsible levels. In 2014, the compensation committee of the board of directors engaged Hay Group as an independent compensation consultant to help shape our executive compensation program and reflect our direction to become a more active manager of our businesses.

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on the Company.

Compensation Philosophy and Objectives

Our compensation committee oversees an executive compensation program designed to motivate high performance, ethical behavior and alignment of the interests of our executives with the interests of our stockholders. Our compensation program rewards our executive officers for achieving performance objectives and fostering as well as demonstrating our Company values through defined employee and leadership competencies. This forms the basis of our pay-for-performance philosophy.

To support our compensation philosophy, we established the following objectives:

•	Attract, motivate and retain exceptional talent with market competitive compensation;

•	Link pay to performance;

•	Drive achievement of both long-term and annual business objectives;

•	Reinforce corporate values; and

•	Align executive compensation with stockholder interests.

Compensation is designed with respect to the level of job responsibility, individual performance and corporate performance. As employees advance to higher levels within the organization, it is expected that an increasing proportion of their total compensation will be linked to corporate performance and enhancing stockholder value.

We design, implement and administer our compensation program to support our philosophy and collectively achieve these objectives.

To accomplish these objectives, we have designed an executive compensation program with three major elements—base salary, annual cash short term incentive (“STI”) awards and annual equity long term incentive (“LTI”) awards.

•	Base salary provides a level of fixed compensation that will promote executive recruitment and retention.

•	Annual STI awards motivate executives and reward them for the achievement of personal goals and our financial and operating goals for the year.

•	Annual LTI grants reward the creation of long term stockholder value.

We view these elements of compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other elements. We determine the appropriate level for each element of compensation based in part, but not exclusively, on competitive benchmarking and other considerations we deem relevant, such as rewarding executives for extraordinary individual and Company performance.

Determining Compensation

In setting compensation levels, the committee takes into account data from a national compensation survey and peer group data. We refined our peer group in 2015 to better reflect our industry segment and where we compete for business and employee talent. While some of the companies in our peer group have revenues, assets and market capitalization larger than ours, we believe the peer group continues to be aligned with our current organization as well as the strategic vision of our Company. Our peer group also is used to evaluate relative stock performance in the awarding of LTI awards as described below.

The peer group includes the following 26 companies, all of which are publicly traded companies in our industry sectors where information is readily available for comparative purposes:

Arc Logistics Partners LP Berry Petroleum Co. Bill Barrett Corp. Blueknight Energy Partners LP Carrizo Oil & Gas Inc. Contango Oil & Gas Co. Delek Logistics Partners	Enbridge Energy Partners LP Fairmount Santrol Global Partners LP GeoResources Inc. Gulfport Energy Corp. Legacy Reserves LP Magnum Hunter Resources Corp.	Matador Resources Co. Northern Oil & Gas Inc. Plains All American LP PBF Logistics LP Rex Energy Corp. Rosetta Resources Inc. Sanchez Energy	Sprague Resources Stone Energy Corp. Swift Energy Co. USD Partners LP World Point Terminals LP

Elements of Compensation

Salary

Executive officers are paid a base salary and the compensation committee reviews and approves salary recommendations annually. We believe that a competitive base salary provides an important guaranteed element to compensation. We also believe that the payment of a competitive base salary is consistent with the compensation practices of other comparable companies.

The salaries reported in the “Summary Compensation Table” below reflect actual cash paid for 2015. The salary level of each named executive officer was established by our board of directors upon recommendation of its compensation committee and reflected in each named executive officer’s employment agreement. For 2015, annual base salaries were $450,000 for Mr. McKenzie, $350,000 for Mr. Claypool, $265,000 for Mr. Brady and $275,000 for Mr. Thornton.

STI Awards

Executive officers are eligible for STI awards based on various performance criteria, including corporate and individual performance, which generally are established by the compensation committee in the first quarter of each fiscal year. The payment of an STI cash bonus is discretionary but is based upon overall performance. In some years, there could be no cash bonus payments. We believe that the opportunity to earn a competitive cash bonus provides a monetary incentive that encourages both corporate and individual performance. We also believe that the payment of a competitive cash bonus is consistent with the compensation practices of other comparable companies.

Our board of directors has not awarded STI bonuses for performance in 2015. In determining awards, the compensation committee and the board of directors consider the success of the management team in meeting certain operational, financial and strategic goals previously adopted on May 7, 2015, along with the liquidity position of the Company. The operational, financial and strategic goals to be considered include the following:

•	Refinancing Tranche B debt;

•	Achieving zero loss time incidents and greater than 99% up time at the Pioneer Terminal;

•	Reducing overhead by bringing operations in-house on time and budget;

•	Meeting EBITDA and cost reduction targets; and

•	Delivering the objectives of the strategic alternatives process.

LTI Awards

We believe that stock-based compensation promotes the creation of long-term stockholder value and aligns the interests of our executives with the interests of our stockholders more closely than cash compensation would alone by ensuring that a portion of total compensation is at risk and fluctuates in value with the price of our stock. The compensation committee determined that restricted stock or similar awards best aligns our executives with our stockholders because the value of management’s compensation is directly tied to the value of the stock and any rise or drop in the price of the Company’s stock causes management to gain or lose at the same level as other stockholders.

Beginning in 2015, the compensation committee and the board of directors determined that LTI awards should be made based on the relative stock performance of the Company against our adopted peer group. In the first quarter of each fiscal year, the board of directors, as recommended by the compensation committee, sets a target award for each executive officer. An executive officer then receives a multiple of the target award consistent with the following relative performance of the Company stock:

Relative Stock Performance	Award Multiple

Below 40% of peer group	0.0 times target
Between 40% and 50% of peer group	0.5 times target
Between 50% and 75% of peer group	1.0 times target
Above 75% of peer group	1.5 times target
Top of peer group	2.0 times target

On February 4, 2016, our board of directors, upon recommendation by its compensation committee, determined that no LTI bonuses would be made for performance in 2015 as the relative stock performance of the Company against its peer group was below 40%.

Benefit Plans

Our benefit plans are generally available to all employees, including the named executive officers. Available benefits include health, dental, disability, and life insurance plans. Each of the named executive officers is also provided with a $1.0 million term life insurance policy with the exception of the chief executive officer who is provided with a $2.0 million term life insurance policy. We also provide the chief executive officer with additional long-term disability coverage of $10,000 per month.

Summary Compensation Table

The following table sets forth information about all compensation awarded to, earned by or paid to our chief executive officer and our two most highly compensated other executive officers who were serving as executive officers at the end of the most recent completed fiscal year (collectively, our “named executive officers”) for the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)		All Other Compensation ($)		Total ($)
Craig M. McKenzie Chief Executive Officer(c)	2015	450,000	–	1,233,000	–		18,071	(d)	1,700,647
	2014	425,000	425,000	700,000	–		16,072		1,566,072
	2013	313,542	700,000	1,961,000	325,877	(e)	25,000		3,325,419

Gabriel G. Claypool President and Chief Operating Officer	2015	350,000	–	700,000	–		11,897	(f)	1,061,864
	2014	350,000	280,000	771,250	–		5,915		1,407,165
	2013	250,000	350,000	–	–		–		600,000

James L. Thornton Interim Chief Financial Officer, Executive Vice President, Strategy, General Counsel and Secretary	2015	275,000	–	363,000	– – –		10,639	(g)	648,564

Timothy R. Brady Former Chief Financial Officer and Treasurer(h)	2015	265,000	–	298,000	–		13,069	(i)	575,948
	2014	265,000	198,750	200,000	–		5,962		669,712
	2013	200,000	150,000	576,111	–		–		926,111

(a)	Represents short term incentive cash awards earned for the reported year’s performance but paid in the following year.

(b)	Amounts shown represent the aggregate grant date fair value of equity awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, based on the closing price of our common stock on the NYSE MKT on the grant date as reported by the New York Stock Exchange. Amounts for 2014 represent grants of common stock under the 2011 Equity Incentive Plan on January 20, 2014. Amounts for 2015 represent grants of restricted stock units under the 2011 Equity Incentive Plan on January 15, 2015. See “Outstanding Equity Awards at December 31, 2015” below.

(c)	Mr. McKenzie joined the Company in February 2013.

(d)	Amounts represent $6,339 for short- and long-term disability insurance and $11,732 for term life insurance and taxes.

(e)	All options previously held by Mr. McKenzie were surrendered to the Company in January 2014.

(f)	Amounts represent $1,364 for short- and long-term disability insurance and $10,533 for 401(k) match and taxes.

(g)	Amounts represent $1,364 for short- and long-term disability insurance, $1,701 for term life insurance and $7,574 for 401(k) match and taxes.

(h)	Mr. Brady resigned all positions with the Company in April 2016.

(i)	Amounts represent $1,364 for short- and long-term disability insurance, $3,634 for term life insurance and $8,071 for 401(k) match and taxes.

Outstanding Equity Awards at December 31, 2015

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(a) ($)
Craig M. McKenzie	1/15/2015						756,442(b)	189,111
	1/20/2014						207,408(c)	51,852
	6/18/2013						66,666(d)	16,667
	2/8/2013						100,000(d)	25,000

Gabriel G. Claypool	1/15/2015						429,448(b)	107,362
	3/12/2014						41,667(e)	10,417
	1/20/2014						148,148(c)	37,037
	3/22/2012	600,000(f)	–	–	2.50	2/22/2016

James L. Thornton	1/15/2015						222,699(b)	55,675
	1/20/2014						58,667(c)	14,667
	3/11/2013						41,667(g)	10,417

Timothy R. Brady(h)	1/15/2015						182,822(b)	45,706
	1/20/2014						59,260(c)	14,815

(a)	Equals the number of unvested shares multiplied by the fair market value of our stock on the NYSE MKT on December 31, 2015, the last trading day of our fiscal year, as reported by the New York Stock Exchange.

(b)	Shares underlying restricted stock units granted under 2011 Equity Incentive Plan that, because on January 15, 2016 sufficient shares were available for issuance under the 2011 Equity Incentive Plan to satisfy all restricted stock units eligible for vesting on that date, are scheduled to vest in three substantially equal installments on January 15, 2016, 2017 and 2018. Each such restricted stock unit represents a right to receive one share of common stock.

(c)	Shares underlying restricted stock award granted under 2011 Equity Incentive Plan scheduled to vest on January 20, 2016 and 2017.

(d)	Shares underlying restricted stock award granted under 2011 Equity Incentive Plan scheduled to vest on February 8, 2016.

(e)	Shares underlying restricted stock award granted under 2011 Equity Incentive Plan scheduled to vest on January 20, 2016.

(f)	Shares underlying warrant that expired without exercise in February 2016.

(g)	Shares underlying restricted stock award granted under 2011 Equity Incentive Plan scheduled to vest on March 11, 2016.

(h)	Mr. Brady forfeited all shares then subject to vesting in connection with his resignation from all positions with our Company in April 2016.

Employment Agreements

We have employment agreements with each of the named executive officers. The respective employment agreements provide for, among other things:

•	an initial annual base salary;

•	an annual bonus target payable in cash, subject to the discretion of our board of directors or its compensation committee and based on the executive meeting or exceeding mutually agreed upon performance goals;

•	an annual equity award target, subject to the discretion of our board of directors or its compensation committee and based on the executive meeting or exceeding mutually agreed upon performance goals;

•	participation in our 401(k), profit sharing and other retirement plans available to all our employees; and

•	participation in our health-related benefits and insurance plans.

On March 12, 2014, based on the advice of its independent compensation consultant, the compensation committee recommended to the board of directors that we enter into amended and restated employment agreements with each of Messrs. McKenzie, Claypool, Thornton and Brady to reflect the new compensation program that includes separate salary, STI and LTI awards. On February 28, 2015, the compensation committee recommended to the board of directors that we enter into a Second Amended and Restated Employment Agreement with Mr. Claypool, which extended the term of Mr. Claypool’s existing employment agreement through February 28, 2018. Each employment agreement has an initial term of three years and is eligible for automatic renewal for successive one-year terms and further extension upon a change in control (as defined in our 2011 Equity Incentive Plan).

Under his employment agreement, Mr. McKenzie is entitled to receive, in addition to participation in benefits and retirement plans generally available to our employees, an annual base salary of $425,000 as well as an annual STI bonus with a target of 100% of his annual base salary payable in cash and an annual LTI bonus with a target of 200% of his annual base salary payable in restricted stock. The STI and LTI awards are subject to the discretion of our compensation committee or board of directors and based on Mr. McKenzie meeting or exceeding mutually agreed upon performance goals. Depending on performance, Mr. McKenzie’s STI and LTI awards generally range from 0% to 150% of target. If Mr. McKenzie’s employment is terminated by us for any reason other than for cause (as defined in the agreement) or by Mr. McKenzie for good reason (as defined in the agreement), then Mr. McKenzie will be eligible to receive an amount equal to two times his annualized base salary plus two times his target short term incentive award, in addition to other amounts accrued on or before the date his employment is terminated and health and dental insurance coverage for a period of time following the date his employment is terminated. In the event of a change in control, Mr. McKenzie will be eligible to receive an amount equal to two times his annualized base salary plus two times his target short term incentive award.

Under his employment agreement, Mr. Claypool is entitled to receive, in addition to participation in benefits and retirement plans generally available to our employees, an annual base salary of $350,000 as well as an annual short term incentive bonus with a target of 80% of his annual base salary payable in cash and an annual long term incentive bonus with a target of 160% of his annual base salary payable in restricted stock. The STI and LTI awards are subject to the discretion of our compensation committee or board of directors and based on Mr. Claypool meeting or exceeding mutually agreed upon performance goals. Depending on performance Mr. Claypool’s STI and LTI awards generally range from 0% to 150% of target. Mr. Claypool also received a one-time restricted stock award of 125,000 shares of our Company’s common stock in accordance with the terms and conditions of our 2011 Equity Incentive Plan, which award vests in three equal installments upon the date of grant, and the second and third anniversaries of his employment agreement. If Mr. Claypool’s employment is terminated by our Company for any reason other than for cause (as defined in the agreement) or by Mr. Claypool for good reason (as defined in the agreement), then Mr. Claypool will be eligible to receive an amount equal to two times his annualized base salary plus two times his target short term incentive award, in addition to other amounts accrued on or before the date his employment is terminated and health and dental insurance coverage for a period of time following the date his employment is terminated. In the event of a change in control, Mr. Claypool will be eligible to receive an amount equal to two times his annualized base salary.

Under his employment agreement, Mr. Thornton is entitled to receive, in addition to participation in benefits and retirement plans generally available to our employees, an annual base salary of $250,000 as well as an annual short term incentive bonus with a target of 50% of his annual base salary payable in cash and an annual long term incentive bonus with a target of 100% of his annual base salary payable in restricted stock. The STI and LTI awards are subject to the discretion of our compensation committee or board of directors and based on Mr. Thornton meeting or exceeding mutually agreed upon performance goals. Depending on performance Mr. Thornton’s STI and LTI awards generally range from 0% to 150% of target. If Mr. Thornton’s employment is terminated by our Company for any reason other than for cause (as defined in the agreement) or by Mr. Thornton for good reason (as defined in the agreement), then Mr. Thornton will be eligible to receive an amount equal to two times his annualized base salary plus two times his target short term incentive award, in addition to other amounts accrued on or before the date his employment is terminated and health and dental insurance coverage for a period of time following the date his employment is terminated. In the event of a change in control, Mr. Thornton will be eligible to receive an amount equal to two times his annualized base salary.

Under his employment agreement, Mr. Brady was entitled to receive, in addition to participation in benefits and retirement plans generally available to our employees, an annual base salary of $265,000 as well as an annual short term incentive bonus with a target of 75% of his annual base salary payable in cash and an annual long term incentive bonus with a target of 150% of his annual base salary payable in restricted stock. The STI and LTI awards were subject to the discretion of our compensation committee or board of directors and based on Mr. Brady meeting or exceeding mutually agreed upon performance goals. Depending on performance Mr. Brady’s STI and LTI awards generally ranged from 0% to 150% of target. If Mr. Brady’s employment were terminated by our Company for any reason other than for cause (as defined in the agreement) or by Mr. Brady for good reason (as defined in the agreement), then Mr. Brady would have been eligible to receive an amount equal to two times his annualized base salary plus two times his target short term incentive award, in addition to other amounts accrued on or before the date his employment would have terminated and health and dental insurance coverage for a period of time following the date his employment would have been terminated. In the event of a change in control, Mr. Brady would have been be eligible to receive an amount equal to two times his annualized base salary.

Termination and Change in Control Arrangements

As described above, under each employment agreement with our named executive officers, if the executive’s employment is terminated during the term of the employment agreement by our Company for any reason other than for cause (as defined in the respective agreement) or by the executive for good reason (as defined in the respective agreement), then the executive will be eligible to receive an amount equal to two times his annualized salary and target short term incentive bonus, in addition to other amount accrued on or before the date his employment is terminated. In the event of a change in control (as defined in our 2011 Equity Incentive Plan), Mr. McKenzie will be eligible to receive two times his annualized salary and target short term incentive bonus and Messrs. Claypool and Thornton will be eligible to receive an amount equal to two times their respective annualized base salary. In connection with his resignation from all positions with the Company on April 1, 2016, Mr. Brady released the Company from all claims in exchange for cash payments equal to $77,500 to be paid over two months as well as the Company providing health and dental insurance for 12 months.

The form of Restricted Stock Agreement under our 2011 Equity Incentive Plan for restricted stock awards granted on or after February 8, 2013 provides that all restricted shares will vest immediately upon a change in control (as defined in the plan) if the holder has been continuously employed by our Company or a parent or subsidiary therefor through the date immediately prior to the occurrence of the change in control.

Director Compensation

Directors who are also our employees receive no additional compensation for serving on our board of directors. During 2015, our Company reimbursed non-employee directors for out-of-pocket expenses incurred in connection with attending meetings of our board of directors and its committees.

The director compensation program for fiscal 2015 was as follows:

Compensation Element	Amount Payable
Annual cash retainer	$75,000 retainer + $15,000 per committee chair + $40,000 for chairman of the board of directors (paid semi-annually)

Annual equity award	$75,000 aggregate value of common stock, granted at the first meeting of the board of directors after each annual meeting of stockholders

On April 21, 2016, the Board of directors resolved to decrease board compensation by approximately 45% for fiscal 2016 by eliminating the $75,000 equity grant entirely. No change was made to the amounts of the annual retainer or chair fees, but payments are now made quarterly rather than semi-annually.

Non-Employee Director Compensation for 2015

The following table sets forth information concerning annual compensation for our non-employee directors during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	All Other Compensation	Total
K. Adam Kroloff	$130,000	$75,000	(a)	–	–	$205,000
Gary L. Alvord	$90,000	$75,000	(a)	–	–	$165,000
Steven A. Blank	$90,000	$75,000	(a)	–	–	$165,000
David J. Fellon(a)	$90,000	$75,000	(a)	–	–	$165,000
Terry H. Rust(b)	$25,000	$25,000		–	–	$50,000
Paul M. Cownie(b)	$25,000	$25,000		–	–	$50,000

(a)	On June 18, 2015, each of the non-employee directors of the Company received 58,594 shares of the Company’s common stock. The non-employee directors were fully vested in the common stock on the date of the grant. The amount presented was calculated using the closing price of our common stock on the NYSE MKT on the grant date as reported by the New York Stock Exchange.

(b)	Paul M. Cownie and Terry H. Rust resigned, effective as of May 1, 2015, and received partial compensation for services rendered through April 30, 2015.

Compensation Risk Assessment

Management conducted a risk assessment of our employee compensation policies and practices, including those that apply to our executive officers. Management reviewed our compensation plans, program design and existing practices as well as global and local compensation policies, programs and practices applicable to all employees. Management then analyzed the likelihood and magnitude of potential risks, focusing on whether any of our compensation policies and practices varied significantly from our overall risk and reward structure, whether any such policies and practices incentivized individuals to take risks that were inconsistent with our goals, and whether any such policies and practices have resulted in establishing an inappropriate balance between short-term and long-term incentive arrangements.

Management discussed the findings of the risk assessment with the compensation committee. Based on the assessment, we have concluded that our compensation policies and practices are aligned with the interests of stockholders, appropriately reward pay for performance and do not create risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Committee Interlocks and Insider Participation

During 2015, David J. Fellon (Chair), Steven A. Blank and K. Adam Kroloff served as the members of our compensation committee. No current or former member of our compensation committee has ever been an officer or employee of the Company or any of our subsidiaries and affiliates or has had any relationship with the Company requiring disclosure in our annual report other than service as a director. None of our executive officers has served on the board of directors or on the compensation committee of any other entity, any officer of which served either on our board of directors or on our compensation committee.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 26, 2016, regarding the beneficial ownership of our common stock by (i) each of our named executive officers as identified in the Summary Compensation Table below; (ii) each of our current directors; (iii) all of the executive officers, directors as a group; and (iv) stockholders who we know beneficially own more than 5% of our issued and outstanding shares of common stock. Unless otherwise indicated, the address for each beneficial owner is c/o Dakota Plains Holdings, Inc., 294 Grove Lane East, Wayzata, Minnesota 55391.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent of Outstanding Shares(b)
K. Adam Kroloff	35,449		*
Gary L. Alvord	147,651	(c)	*
Steven A. Blank	35,449	(d)	*
David J. Fellon	114,768		*
Craig M. McKenzie	676,298		1.2%
Gabriel G. Claypool	725,287	(e)	1.3%
James L. Thornton	148,721		*
Timothy R. Brady	159,188		*
All directors and current executive officers as a group (7 persons)	1,883,623		3.4%

Lone Star Value Investors, LP, et al. 53 Forest Avenue, 1st Floor Old Greenwich, Connecticut 06870	6,054,454	(f)	11.0%
North Star Partners, L.P., et al. 274 Riverside Avenue Westport, Connecticut 06880	4,890,174	(g)	8.9%

*	Less than 1%.

(a)	Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned. Includes shares subject to options, warrants or any other right to acquire that are currently exercisable or exercisable within 60 days of April 26, 2016.

(b)	For purposes of computing percentage ownership of each listed beneficial owner or group, shares subject to options held by that person or members of the group that are currently exercisable or exercisable within 60 days of April 26, 2016, are deemed to be outstanding and beneficially owned by that person or group. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(c)	These shares are held jointly with the director’s spouse, who has shared voting power and/or investment power over these shares.

(d)	These shares are held jointly with the director’s spouse, who has shared voting power and/or investment power over these shares.

(e)	These shares are held jointly with the officer’s spouse, who has shared voting power and/or investment power over these shares.

(f)	Based on Amendment No. 10 to Schedule 13D filed with the SEC on March 18, 2016, and reflects beneficial ownership as of that date. Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC, Jeffrey E. Eberwein, Michael V. Hidalgo, Kevin M. Rendino, Joshua E. Schechter and Galen G. Vetter (collectively, the “LSV Group”) are party to a joint filing and solicitation agreement and may each be deemed to be a member of “group” that collectively beneficially owns more than 10% of the Company’s outstanding shares of common stock. Each member of the LSV Group has disclaimed beneficial ownership of the shares of common stock reported except to the extent of his or its pecuniary interest therein. Securities owned directly by Lone Star Value Investors. Lone Star Value GP, as the general partner of Lone Star Value Investors, may be deemed the beneficial owner of the securities owned by Lone Star Value Investors. Lone Star Value Management, as the investment manager of Lone Star Value Investors, may be deemed the beneficial owner of the securities owned by Lone Star Value Investors. Mr. Eberwein, as the manager of Lone Star Value GP and sole member of Lone Star Value Management, may be deemed the beneficial owner of the securities owned by Lone Star Value Investors. These shares include 400,000 shares held in an account separately managed by Lone Star Value Management (“Separately Managed Account”). Lone Star Value Management, as the investment manager of the Separately Managed Account, may be deemed the beneficial owner of the securities held in Separately Managed Account. Mr. Eberwein, as the sole member of Lone Star Value Management, may be deemed the beneficial owner of the securities held in Separately Managed Account.

(g)	Based on Schedule 13G filed with the SEC on February 15, 2016, and reflects beneficial ownership as of December 31, 2015. Andrew R. Jones may be deemed to hold an indirect beneficial interest in the shares, which are directly beneficially owned by North Star Partners, L.P. and North Star Partners II, L.P. because he is the managing member of NS Advisors, LLC, which is the general partner of North Star Partners, L.P. and North Star Partners II, L.P. Mr. Jones has disclaimed beneficial ownership of the shares of common stock in which he does not have a pecuniary interest.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

We have engaged in certain transactions with our executive officers. See “Executive Compensation: Employment Agreements” for details of our employment agreements with certain of our executive officers.

Indemnification of Directors and Officers

The Articles of Incorporation limit the liability of the directors to the fullest extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to our Company or the stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or redemption of shares as provided in Chapter 78 of the Nevada Revised Statutes;

•	transaction from which the directors derived an improper personal benefit; or

•	act or omission occurring prior to the date when the provision in the Articles eliminating or limiting liability becomes effective.

These limitations of liability do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

The Bylaws provide that we will indemnify and advance expenses to the directors and officers to the fullest extent permitted by law or, if applicable, pursuant to indemnification agreements. They further provide that we may choose to indemnify other employees or agents of our Company from time to time. Section 78.752 of the Nevada Revised Statutes and the Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to our Company, regardless of whether the Bylaws permit indemnification. We have obtained directors’ and officers’ liability insurance policies.

Each of our executive officers and directors also has executed an indemnification agreement. The indemnification agreements provide for indemnification to the extent not prohibited by law and establish a contractual indemnification right with respect to threatened or actual legal proceedings. The indemnification agreements also establish, among other items, procedures for claims, for advancement of expenses to the indemnitee with a right of the Company to clawback prepaid expenses in certain circumstances, and rights of the indemnitee to have an independent defense in certain circumstances.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Related Person Transaction Approval Policy

Our board of directors has adopted a written policy regarding transactions with related persons, which we refer to as our related party transaction approval policy. Our related party transaction approval policy requires that any executive officer proposing to enter into a transaction with a “related party” generally must promptly disclose to our audit committee the proposed transaction and all material facts with respect thereto. In reviewing a transaction, our audit committee will consider all relevant facts and circumstances, including (1) the commercial reasonableness of the terms, (2) the benefit and perceived benefits, or lack thereof, to us, (3) the opportunity costs of alternate transactions and (4) the materiality and character of the related party’s interest, and the actual or apparent conflict of interest of the related party.

Our audit committee will not approve or ratify a related party transaction unless it determines that, upon consideration of all relevant information, the transaction is beneficial to our Company and stockholders and the terms of the transaction are fair to our Company. No related party transaction will be consummated without the approval or ratification of our audit committee. It will be our policy that a director will recuse him- or herself from any vote relating to a proposed or actual related party transaction in which they have an interest. Under our related party transaction approval policy, a “related party” includes any of our directors, director nominees, executive officers, any beneficial owner of more than 5% of our common stock and any immediate family member of any of the foregoing. Related party transactions exempt from our policy include transactions available to all of our employees and stockholders on the same terms and transactions between us and the related party that, when aggregated with the amount of all other transactions between us and the related party or its affiliates, involve less than $120,000 in a fiscal year.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that, with the exception of Mr. McKenzie, our CEO, all of the directors are “independent directors” as defined by Section 803 of the NYSE MKT Rules.

Item 14.	Principal Accountant Fees and Services

On April 10, 2015, the Audit Committee of the Company’s Board of Directors engaged Mantyla McReynolds LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015. The Company has not consulted with Mantyla McReynolds LLC during the fiscal years ended December 31, 2015 and 2014 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as identified in Items 304(a)(2)(i)-(ii) of Regulation S-K.

On April 6, 2015, BDO USA, LLP (“BDO”) informed our Company of its intention to decline to stand for re-election as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2015. BDO’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through April 6, 2015, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the matter in its reports on the financial statements for such years. During the two fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through April 6, 2015, there were no reportable events (as that term is described in 304(a)(1)(v) of Regulation S-K).

We provided BDO with a copy of this disclosure and, at our request, BDO provided a letter to the SEC dated April 9, 2015, a copy of which was filed with the SEC as an exhibit to our current report on Form 8-K filed April 10, 2015.

Fees

The following table presents the aggregate fees approved by the Company and billed or to be billed for professional services provided by BDO, with respect to the fiscal year ended December 31, 2014, and MMR, with respect to the fiscal year ended December 31, 2015.

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees(a)	$179,034	$235,430
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees(b)	47,165	48,830
Total	$226,199	$284,260

(a)	Reflects fees for services performed for the annual audit and quarterly reviews for the applicable fiscal year.

(b)	Reflects fees for services performed related to other SEC filings for the applicable fiscal year.

“Audit Fees” consisted of fees for the audit of our annual consolidated financial statements, including audited consolidated financial statements presented in our annual report on Form 10-K, review of the consolidated financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdiction.

“Audit-Related Fees” consisted of assurance and related services by BDO or MMR that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.”

“Tax Fees” consisted of professional services rendered by BDO or MMR for tax compliance, tax advice and tax planning. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

“All Other Fees” consisted of fees related to non-recurring SEC filings and requests, various project consultations, and the annual stockholder meeting as well as all out-of-pocket expenses.

Pre-approval Policy

The audit committee has established a policy governing our use of the services of our independent registered public accountants. Under the policy, the audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In fiscal year 2015, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” that were billed by MMR were approved by the audit committee in accordance with SEC requirements.

The audit committee determined that the rendering of the services other than audit services by BDO prior to BDO’s decision not to stand for re-election was compatible with maintaining their independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

DAKOTA PLAINS HOLDINGS, INC.

By	/s/ Craig M. McKenzie
Craig M. McKenzie,
Chief Executive Officer

Exhibit Index

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Electronically

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Electronically

