Form 10-Q
period 2016-03-31
DAKOTA PLAINS HOLDINGS, INC.
filed 2016-05-06
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-36493

Dakota Plains Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-2543857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Grove Lane East Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 5, 2016, the registrant had 55,101,067 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,978,224	$1,821,482
Trade Receivables, Net	6,393,110	8,936,062
Income Tax Receivable	9,648	9,648
Other Current Assets	527,255	439,309
Other Receivables	108,839	42,038
Deferred Tax Asset	161,000	110,000
Total Current Assets	9,178,076	11,358,539
PROPERTY AND EQUIPMENT
Land	3,191,521	3,191,521
Site Development	5,829,639	5,829,639
Terminal	21,437,077	21,437,077
Machinery	18,218,163	18,218,163
Storage Tanks	15,299,541	15,299,541
Other Property and Equipment	3,048,712	3,123,163
Total Property and Equipment	67,024,653	67,099,104
Less – Accumulated Depreciation	12,169,380	10,908,003
Total Property and Equipment, Net	54,855,273	56,191,101
RESTRICTED CASH	—	3,000,593
OTHER ASSETS	572,901	512,901
Total Assets	$64,606,250	$71,063,134
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$4,328,590	$4,791,157
Accrued Expenses	5,318,212	4,149,601
Promissory Notes, SunTrust	25,912,500	3,225,000
Operational Override Liability	—	1,879,607
Notes Payable – Vehicles	58,293	57,623
Total Current Liabilities	35,617,595	14,102,988
LONG-TERM LIABILITIES
Promissory Notes, SunTrust	27,594,390	51,253,799
Operational Override Liability	27,540,602	32,426,367
Notes Payable – Vehicles	153,442	168,270
Deferred Tax Liability	161,000	110,000
Other Non-Current Liabilities	1,167	2,917
Total Long-Term Liabilities	55,450,601	83,961,353
Total Liabilities	91,068,196	98,064,341

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock – Par Value $.001; 100,000,000 Shares Authorized; 55,101,067 and 55,175,363 Issued and Outstanding, Respectively	55,100	55,175
Additional Paid-In Capital	8,341,524	8,012,268
Accumulated Deficit	(34,858,570)	(35,068,650)
Total Stockholders’ Deficit	(26,461,946)	(27,001,207)
Total Liabilities and Stockholders’ Deficit	$64,606,250	$71,063,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Transloading Revenue	$2,532,148	$8,479,261
Sand Revenue	677,997	878,373
Rental Income	30,900	30,000
Other	100,800	—
Total Revenues	3,341,845	9,387,634
COST OF REVENUES (exclusive of items shown separately below)	1,080,069	2,214,662
OPERATING EXPENSES
Transloading Operating Expenses	2,186,480	1,123,872
General and Administrative Expenses	3,255,962	1,919,189
Depreciation and Amortization	1,262,523	1,108,014
Total Operating Expenses	6,704,965	4,151,075
INCOME (LOSS) FROM OPERATIONS	(4,443,189)	3,021,897
OTHER INCOME (EXPENSE)
Interest Expense (Net of Interest Income)	(2,112,103)	(1,946,742)
Change in Operational Override Liability	6,765,372	160,143
Other Income (Expense)	—	(924,805)
Total Other Income (Expense)	4,653,269	(2,711,404)
INCOME BEFORE TAXES	210,080	310,493
INCOME TAX PROVISION	—	127,500
NET INCOME	210,080	182,993
Net Income Per Common Share – Basic and Diluted	$0.00	$0.00
Weighted Average Shares Outstanding – Basic	54,693,829	54,085,723
Weighted Average Shares Outstanding – Diluted	55,603,006	55,304,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$210,080	$182,993
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities
Depreciation and Amortization	1,262,523	1,108,014
Amortization of Finance Costs	353,091	240,342
Deferred Income Taxes	—	120,000
Decrease in Operational Override Liability	(6,765,372)	(160,143)
Provision for Losses on Accounts Receivable	1,316,700	—
Amortization of Deferred Rent	(1,750)	(1,750)
Share-Based Compensation	425,527	509,531
Changes in Working Capital and Other Items
Decrease (Increase) in Trade Receivables	1,226,252	(2,860,517)
Decrease in Other Receivables	—	143,448
Increase in Other Current Assets	(87,946)	(761,265)
Increase (Decrease) in Accounts Payable	(462,567)	933,750
Increase in Accrued Expenses	1,168,611	170,177
Increase in Restricted Cash	—	(141)
Net Cash Used In Operating Activities	(1,354,851)	(375,561)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(3,496)	(592,301)
Cash Paid for Deposits	(60,000)	—
Tenant Improvements Reimbursed	10,000	—
Net Cash Used In Investing Activities	(53,496)	(592,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Shares Surrendered	(96,346)	(221,050)
Decrease in Restricted Cash	3,000,593	—
Advances on Promissory Notes, SunTrust	—	3,000,000
Payments on Promissory Notes, SunTrust	(1,325,000)	(187,500)
Proceeds from Notes Payable – Vehicles	—	196,152
Payments on Notes Payable – Vehicles	(14,158)	(6,073)
Net Cash Provided By Financing Activities	1,565,089	2,781,529
NET INCREASE IN CASH AND CASH EQUIVALENTS	156,742	1,813,667
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,821,482	4,690,706
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,978,224	$6,504,373
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$689,684	$460,952
Cash Paid During the Period for Income Taxes	$—	$7,500
Non-Cash Financing and Investing Activities:
Property and Equipment Included in Accounts Payable	$380,549	$1,223,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1.	Organization and Nature of Business

Dakota Plains Holdings, Inc. (the “Company,” “we,” “our,” and words of similar import) is an integrated midstream energy company, principally focused on developing and owning transloading facilities and transloading crude oil and related products within the Williston Basin.

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

Dakota Plains Sand, LLC (“DPS”), a wholly owned subsidiary of the Company, was formed in May 2014 primarily to participate in the ownership and operation of a sand transloading facility near New Town, North Dakota.

The Company is governed by its board of directors and managed by its officers.

2.	Summary of Significant Accounting Policies

The financial information included herein is unaudited, except for the consolidated balance sheet as of December 31, 2015, which has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2015. However, such information includes all adjustments (consisting of normal recurring adjustments and changes in accounting principles), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim period. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

In April 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”, effective for annual periods and interim periods within those periods beginning after December 15, 2016. The new guidance simplifies key components of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is evaluating the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line of credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This new guidance was effective beginning January 1, 2016.

As of January 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis to all prior balance sheet periods presented. As a result of the adoption, the Company reclassified unamortized finance costs associated with its promissory notes, which totaled $2.3 million as of December 31, 2015, from finance costs to a reduction of promissory notes in the long-term liabilities section on the condensed consolidated balance sheet. Adoption of ASU 2015-03 had no impact on the Company’s current and previously reported stockholders’ deficit, results of operations, or cash flows. The December 31, 2015 carrying amounts for the Company’s promissory notes presented throughout this report on Form 10-Q have been adjusted to reflect the retroactive adoption of ASU 2015-03.

Liquidity

As of March 31, 2016, the Company had cash and cash equivalents and trade receivables of approximately $8.4 million and accounts payable and accrued expenses of approximately $9.6 million. In addition, it had $25.9 million aggregate principal amount of promissory notes due within the next twelve months.

The Company is focused on increasing the throughput and reducing the expenses at the transloading facility, but the decline in crude oil prices and contraction of the price spread between Brent and WTI has materially reduced the revenues that the Company is able to generate from its transloading operations, which, in turn, has negatively affected the Company’s working capital and income (loss) from operations. The potential for future crude oil prices to remain at their low levels raises substantial doubt about the Company’s ability to meet its obligations when they come due and continue as a going concern.

Despite the decline in demand and pricing for its services, the Company continues to pursue a number of actions including (i) actively engaging in discussions with SunTrust Bank focused on restructuring the existing promissory notes, (ii) minimizing capital expenditures, (iii) reducing general and administrative expenses and (iv) managing the operating costs at the transloading facility. The Company has engaged a consultant to assist with reviewing all options to improve its liquidity profile and strengthen its balance sheet. These efforts continue in earnest, and the Company is considering all available strategic alternatives and financing possibilities, including, without limitation, the potential incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.  The Company can provide no assurance that these discussions will result in the completion of a transaction, or that any completed transaction will result in sufficient liquidity to satisfy the Company’s obligations as they come due.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result for the uncertainty associated with the ability to meet obligations as they come due.

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

Segments

The Company has two principal operating segments, which are the crude oil and frac sand transloading operations. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company has determined that there is only one reportable segment because the two segments discussed above have similar processes and purposes, customers, geographic locations and economic characteristics.

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At each of March 31, 2016 and December 31, 2015, there was no allowance for doubtful accounts.

The Company recorded bad debt expense of $1.3 million during the three months ended March 31, 2016 related to the Settlement Agreement (see Note 11, Settlement Agreement) and accounted for it in transloading operating expenses on the statement of operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site Development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for leasehold improvements, replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,262,523 and $1,108,014 for the three months ended March 31, 2016 and 2015, respectively.

Impairment

FASB Accounting Standards Codification (“ASC”) 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified during the three months ended March 31, 2016 and 2015.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of March 31, 2016 and December 31, 2015.

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

Concentration of Risk

For the three months ended March 31, 2016 and 2015, the three largest customers of DPTS accounted for approximately 88% and 100%, respectively, of the total revenues from crude oil transloading.

For the three months ended March 31, 2016 and 2015, UNIMIN Corporation was the sole customer of DPTS Sand, LLC and accounted for 100% of total revenues from frac sand transloading.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted Average Common Shares Outstanding – Basic	54,693,829	54,085,723
Plus: Potentially Dilutive Common Shares, Stock Warrants, Restricted Stock and Restricted Stock Units	909,177	1,219,099
Weighted Average Common Shares Outstanding – Diluted	55,603,006	55,304,822
Warrants, Restricted Stock and Restricted Stock Units Excluded from EPS due to Anti-Dilutive Effect	3,752,346	944,128

The following warrants, restricted stock and restricted stock units represent potentially dilutive shares as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Restricted Stock	297,613	781,149
Restricted Stock Units	960,864	1,624,121
Stock Warrants	2,171,000	2,771,000
Total Potentially Dilutive Shares	3,429,477	5,176,270

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

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation. These reclassifications did not impact the Company’s net income, stockholders’ deficit or cash flows.

3.	Lease Agreement

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

4.	Preferred Stock and Common Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the board of directors of the Company. No shares of preferred stock have been issued as of March 31, 2016 and December 31, 2015.

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

During the three months ended March 31, 2016, a total of 586,042 shares of common stock were surrendered by certain executives and employees of the Company to satisfy tax obligations in connection with the vesting of restricted stock and restricted stock unit awards. The total value of these shares was $96,346, which was based on the closing market price on the date of surrender.

5.	Stock-Based Compensation and Warrants

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

Warrants

The following table reflects the status of warrants outstanding at March 31, 2016:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
April 5, 2011	100,000	2.50	April 5, 2016
November 1, 2012	50,000	3.28	November 1, 2016
November 2, 2012	921,000	4.00	October 31, 2017
January 1, 2013	100,000	3.25	February 15, 2018
Outstanding and Exercisable at March 31, 2016	2,171,000

Outstanding Warrants

Warrants to purchase 600,000 shares of common stock expired during the three months ended March 31, 2016.

No warrants were forfeited or exercised during the three months ended March 31, 2016.

The Company recorded no general and administrative expense for the three months ended March 31, 2016 and 2015, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of March 31, 2016, as the Company recognized the entire fair value upon vesting.

Restricted Stock and Restricted Stock Unit Awards

The outstanding shares of restricted stock and restricted stock units vest over various terms with all shares of restricted stock and restricted stock units vesting no later than March 2018. The Company issued no shares of restricted stock and restricted stock units during the three months ended March 31, 2016. As of March 31, 2016, there was $1.7 million of total unrecognized compensation expense related to unvested shares of restricted stock and restricted stock units. The Company has assumed a zero percent forfeiture rate on all grants. The Company recorded general and administrative expense, related to shares of restricted stock and restricted stock units of $425,527 and $509,531 for the three months ended March 31, 2016 and 2015, respectively.

The following table reflects the outstanding restricted stock and restricted stock unit awards and activity related thereto for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Price
Restricted Stock and Restricted Stock Unit Awards:
Outstanding at the Beginning of Period	2,446,937	$1.93
Shares Forfeited	(151,511)	1.75
Lapse of Restrictions	(1,036,949)	2.26
Restricted Stock and Restricted Stock Units Outstanding at March 31, 2016	1,258,477	$1.67

6.	Promissory Notes

On December 5, 2014, the Company, DPT, DPM and DPS (collectively, the “Borrowers”) entered into a $57.5 million Revolving Credit and Term Loan Agreement (the “Credit Agreement”) with SunTrust Bank. The Credit Agreement provides for a revolving credit facility of $20 million (the “Revolving Loan Facility”) and one or more tranches of term loans in the aggregate amount of $37.5 million (the “Term Loans” and, together with the Revolving Loan Facility, the “Credit Facility”).

On August 6, 2015, the Credit Agreement was amended to revise the definition of continuing director in the Credit Agreement by removing the exclusion for individuals who would otherwise qualify as continuing directors but for the fact that they became directors as a result of an actual or threatened contest for proxies or consents regarding the election or removal of directors.

On December 4, 2015, the Borrowers entered into an Amendment No. 2 and Waiver to the Credit Agreement (the “Second Amendment”) to extend the maturity date of the second tranche of Term Loans (“Tranche B”), increase the interest rate margin on Tranche B by 25 basis points and modify the leverage ratio covenant for fiscal quarters ending prior to March 31, 2017. The Second Amendment also waived certain events of default and certain other provisions of the Credit Agreement as further described below. As required by the Second Amendment, the Company paid $950,000 against the principal balance of Tranche A in connection with the release of the previously restricted cash (see Note 11, Settlement Agreement). There was $55.4 million outstanding under the Credit Facility at March 31, 2016.

All borrowings under the Revolving Loan Facility must be repaid in full on the maturity date, December 5, 2017. Outstanding borrowings under the Revolving Loan Facility may be reborrowed and repaid without penalty. The first tranche of Term Loans (“Tranche A”) in the amount of $15.0 million is payable in quarterly installments and matures on December 5, 2017. Repayment of Tranche B in the amount of $22.5 million is due on January 5, 2017. Under the terms of the Credit Agreement, the Borrowers have the right to increase the commitments to the Revolving Loan Facility and/or the Term Loans in an aggregate amount not to exceed (x) $25,000,000 (such increased commitments, “Tranche B Replacement Commitments”) plus (y) solely after the full amount of all Tranche B Replacement Commitments have been made, $40,000,000, at any time on or before the final maturity date of the relevant facility.

At the Borrowers’ option, borrowings under the Credit Facility may be either (i) “Base Rate” loans, which bear interest at the highest of (a) the rate which the Administrative Agent announces from time to time as its prime lending rate, as in effect from time to time, (b) 1/2 of 1% in excess of the federal funds rate and (c) Adjusted LIBOR (as defined in the Credit Agreement) determined on a daily basis with a one (1) month interest period, plus one percent (1.00%) or (ii) “Eurodollar” loans, which bear interest at Adjusted LIBOR, as determined by reference to the rate for deposits in dollars appearing on the Reuters Screen LIBOR01 Page for the respective interest period.

The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and a maximum total debt to EBITDA (earnings before interest expense, income taxes, depreciation expense and amortization), or leverage ratio. Pursuant to the Second Amendment, the leverage ratio covenant has been waived for the fiscal quarters ended March 31, 2016 and December 31, 2015. The method of calculating all of the components used in the covenants is included in the Credit Agreement.

The Credit Agreement contains customary events of default, including nonpayment of principal when due; nonpayment of interest after stated grace period; fees or other amounts after stated grace period; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; any cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” actual or asserted invalidity of any guarantee, security document or subordination provision or non-perfection of security interest, and a change in control (as defined in the Credit Agreement). The Second Amendment then waives certain events of default that could be triggered in connection with the Company’s pursuit of remedies against subsidiaries of World Fuel Services Corporation for railcar sublease agreements and unpaid fees and costs for crude oil transloading services. In connection with the pursuit of those remedies and waiver of covenants, the Company has suspended payment of the Operational Override.

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

The Company incurred finance costs of $3,369,159 related to the Credit Agreement. These costs were capitalized and are being amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $353,091 and $240,342, respectively, related to these finance costs.

7.	Income Taxes

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2016, a valuation allowance of $26.6 million was applied to our net deferred tax assets based on the uncertainty regarding whether or not these assets will be realized.

The income tax provision for the three months ended March 31, 2016 and 2015 consists of the following:

	Three Months Ended
	March 31,
	2016	2015
Current Income Taxes	$—	$7,500
Deferred Income Taxes:
Federal	741,000	111,000
State	61,000	9,000
Valuation Allowance	(802,000)	—
Total Provision	$—	$127,500

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax provision. For the three months ended March 31, 2016 and 2015, the Company did not recognize any interest or penalties in the condensed consolidated statements of operations, nor did it have any interest or penalties accrued in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the most recent three-year period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future crude oil prices.  The markets for crude oil continue to be volatile.  Changes in crude oil prices have a significant impact on the Company’s cash flows.  Prices for crude oil may fluctuate widely in response to relatively minor changes in the supply of and demand for crude oil and a variety of additional factors that are beyond the Company’s control.  Due to these factors, including sustained decreases in crude oil prices, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the most recent three-year period is difficult to overcome with any form of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at March 31, 2016 and December 31, 2015 was $26.6 million and $27.4 million, respectively.

The 2015, 2014, 2013, and 2012 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

8.	Financial Instruments

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

9.	Fair Value

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Operational Override Liability – Current Liability	$—	$—	$—
Operational Override Liability – Non-Current Liability	—	—	(27,540,602)
Total Operational Override Liability	$—	$—	$(27,540,602)

December 31, 2015:
Operational Override Liability – Current Liability	$—	$—	$(1,879,607)
Operational Override Liability – Non-Current Liability	—	—	(32,426,367)
Total Operational Override Liability	$—	$—	$(34,305,974)

The level 3 liability consists of the liability related to the Operational Override (see Note 10, Membership Purchase Agreement). There were no transfers between fair value levels during the three months ended March 31, 2016 and 2015. Level 2 liabilities consist of promissory notes (see Note 6, Promissory Notes).

The following table presents changes for the liability measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2016:

Level 3 Financial Liabilities
Balance at December 31, 2015	$(34,305,974)
Less: Reduction in Forecasted Volumes	6,765,372
Balance at March 31, 2016	$(27,540,602)

10.	Membership Purchase Agreement

On December 5, 2014, the Company entered into a Membership Interest Purchase Agreement with DPT, DPS, DPM and Petroleum Transport Solutions, LLC (“PTS”). Pursuant to the Membership Interest Purchase Agreement, in exchange for $43.0 million in cash and an Operational Override (as defined below), DPT acquired all of the limited liability company membership interests of DPTS owned by PTS, DPS acquired all of the limited liability company membership interests of DPTS Sand, LLC owned by PTS, and DPM acquired all of the limited liability company membership interests of DPTS Marketing LLC (“DPTSM”) owned by PTS. As a result of the transactions, through ownership of its wholly owned subsidiaries, the Company became the sole member of DPTS, DPTS Sand, LLC and DPTSM.

In addition to $43.0 million in cash paid to PTS at closing, the Company agreed to pay to PTS an amount equal to $0.225 per barrel of crude oil arriving at the current transloading facility located in New Town, North Dakota, up to a maximum of 80,000 barrels of crude oil per day through December 31, 2026 (the “Operational Override”). In the event such Operational Override payments, in the aggregate, are less than $10.0 million, then the Company is obligated to pay to PTS the difference on or before January 31, 2027.

At any time, the Company may pay to PTS an amount equal to the then-present value (using a nine percent (9.0%) discount rate) of the maximum remaining Operational Override payments assuming maximum volume for the period between the pre-payment date and December 31, 2026. If such early payment is made, the Company will have no further obligations related to the Operational Override.

Railcar Sublease Agreements

Concurrent with the Membership Interest Purchase Agreement, the Company, through DPTSM, entered into five Amended and Restated Railcar Sublease Agreements with Western Petroleum Company (the “Amended Sublease Agreements”). Under the Amended Sublease Agreements, DPTSM will sublease a total of 872 railcars from Western Petroleum Company subject to the terms, covenants, provisions, conditions, and agreements contained in the master railcar leases between the original lessors and Western Petroleum Company. The term of the Amended Sublease Agreements is from December 5, 2014 (the “Effective Date”) until the end of the term of the applicable schedule to the respective master railcar lease. The last of the master railcar leases expires in August 2021.

Within thirty (30) days after the Effective Date, Western Petroleum Company delivered to DPTSM a certain set of railcars as identified in a schedule included with the Amended Sublease Agreements. The Amended Sublease Agreements are being accounted for as operating leases.

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

11.	Settlement Agreement

On March 15, 2016, the Company and certain of its affiliates (together with the Company, the “DAKP Parties”) executed a Settlement Agreement (the “Settlement Agreement”) with World Fuel Services Corporation (“WFS”) and certain of its affiliates (together with WFS, the “WFS Parties”) resolving several pending issues between the DAKP Parties and the WFS Parties. Pursuant to the Settlement Agreement, the $3.0 million of previously restricted cash was released by WFS. The Company received approximately $1.9 million of the previously restricted cash, and $1.1 million of the previously restricted cash was paid to the WFS Parties as reimbursement for the Company’s portion of the legal and professional costs incurred in connection with the Indemnification and Release Agreement dated December 5, 2014 (the “Indemnification Agreement”). The DAKP Parties also released certain claims against the WFS Parties related to historical railcar storage fees of approximately $1.3 million and rights to indemnification under the Indemnification Agreement. As an additional condition of the Settlement Agreement, the Company also released 89,894 barrels of crude oil it had retained due to non-payment of outstanding railcar storage and crude oil transloading invoices.

12.	Deposits

In March 2016, the Company paid earnest money of $60,000 related to the purchase of a 160-acre tract of land located in Lincoln County, Oklahoma. The total purchase price of the land is $1.9 million. Closing of the purchase is contingent on the Company completing its inspection of the property. If the Company, within 180 days of the agreement, determines at its sole and absolute discretion that the property is for any reason unsuitable for the Company’s purpose, the Company can terminate the purchase agreement. The earnest money is non-refundable and is included in deposits on the condensed consolidated balance sheet.

13.	Commitments and Contingencies

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

On June 8, 2015, we entered into a settlement agreement (the “MMA Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) resolving all claims arising out of the Derailment.  On December 22, 2015, the effective date of the bankruptcy plans filed by the Trustee in the United States and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”), the MMA Settlement Agreement became final and effective.  Under the terms of the MMA Settlement Agreement, WFS contributed $110 million (the “MMA Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the Derailment. As part of the settlement, we also assigned to the Trustee and MMAC certain claims we have against third parties arising out of the Derailment.

In consideration of the MMA Settlement Payment and the assignment of claims to the Trustee and MMAC, we and certain of our subsidiaries, including DPTS and DPTSM (collectively, the “DAKP Parties”), received, and will continue to receive, the benefit of the global releases and injunctions set forth in the Plans. These global releases and injunctions bar all claims which may exist now or in the future against the DAKP Parties arising out of the Derailment, other than criminal claims which by law may not be released.

Dakota Petroleum Transport Solutions, LLC

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, DPTS commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for crude oil transloading services (the “Transloading Case”).  On November 2, 2015, World Fuel Services, Inc. answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTSM against Western Petroleum Company, which was denied. World Fuel Services, Inc. filed a motion to dismiss for improper venue arguing that the case should be heard in New York.  On April 1, 2016, the court granted that motion, finding that the governing contracts required the case to be litigated in New York. It dismissed the case without prejudice. On April 19, 2016, DPTS re-filed the case in the United States District Court for the Southern District of New York, where it is now pending.

World Fuel Services, Inc. v. Dakota Petroleum Transport Solutions, LLC, and Gabriel Claypool

On December 29, 2015, World Fuel Services, Inc. brought suit against DPTS and Gabriel Claypool in the United States District Court of North Dakota.  World Fuel Services, Inc. sought emergency relief for conversion and replevin of crude oil held by DPTS at the Pioneer Terminal pending the ongoing litigation for failure to pay for crude oil transloading services.  DPTS filed a motion to dismiss and, in the alternative, to stay the case in deference to the Transloading Case.  On January 20, 2016, the court approved the motion to stay pending the proceedings in the Transloading Case. On March 15, 2016, the parties executed the Settlement Agreement discussed above, and on March 22, 2016, the parties filed a stipulation of dismissal with the court. The court dismissed this case on March 23, 2016.

DPTS Marketing, LLC

DPTS Marketing, LLC v. Western Petroleum Company

On October 13, 2015, DPTSM commenced a Minnesota state court lawsuit against Western Petroleum Company, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties.  On November 2, 2015, Western Petroleum Company filed a motion to dismiss and a motion to consolidate the action with the Transloading Case.  The motion for consolidation was denied on December 29, 2015, and the hearing for the motion to dismiss was held on February 16, 2016. The motion to dismiss remains pending, but the Court has ordered the parties to participate in discovery during its pendency, which both parties are doing. It remains unknown when the Court will rule on the motion to dismiss or what its ruling will be.

Dakota Plains Holdings, Inc.; Dakota Plains Transloading, LLC; Dakota Plains Sand, LLC; Dakota Plains Marketing, LLC; DPTS Marketing, LLC; Dakota Petroleum Transport Solutions, LLC; and DPTS Sand, LLC

World Fuel Services Corporation v. Dakota Plains Holdings, Inc.; Dakota Plains Transloading, LLC; Dakota Plains Sand, LLC; Dakota Plains Marketing, LLC; DPTS Marketing, LLC; Dakota Petroleum Transport Solutions, LLC; and DPTS Sand, LLC

On April 13, 2016, WFS filed an action in the United States District Court for the Southern District of New York against the above-referenced Dakota Plains entities (the “DAKP Parties”). The suit alleges claims for breach of a Guaranty Agreement and a Joinder Agreement. WFS seeks damages of at least $2,025,690 for the alleged failure to make an “operational override” payment, and an additional netted amount of $3,492,747 for the alleged failure to make railcar sublease payments. The DAKP Parties will respond to this lawsuit as allowed by law, reserving all rights and objections.

14.	Subsequent Events

On May 3, 2016, the Company and certain of its affiliates (together with the Company, the “Loan Parties”) entered into a Forbearance Agreement (the “Forbearance Agreement”) with SunTrust Bank.  Pursuant to the Forbearance Agreement, from May 3, 2016, until July 25, 2016, SunTrust Bank has agreed to forbear from exercising its rights and remedies available under the Credit Agreement (see Note 6, Promissory Notes), but only to the extent that such rights and remedies arise exclusively as a result of the occurrence of certain anticipated events of default. Default interest shall accrue in accordance with the Credit Agreement for any interest paid-in-kind or if any anticipated or other events of default occur.

The Forbearance Agreement also enables the Loan Parties to elect during the term of the Forbearance Agreement to make interest payments either in cash or through the payment-in-kind of additional interest and provides additional reporting requirements for the Company. The description and terms of the requirements are set forth in the Forbearance Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the United States Securities and Exchange Commission (SEC) and subsequent reports on Form 10-Q and Form 8-K, including amendments thereto.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. Statements included in this quarterly report that are not historical facts (including any statements regarding plans and objectives of management for future operations or economic performance, or assumptions), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “anticipate,” “continue,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “potential,” “should,” “target,” “will,” or other similar words.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, we have adopted a crude by rail model. According to the North Dakota Pipeline Authority, as of February 2016, the crude by rail industry was transporting approximately 41% of the total crude oil takeaway, which was down from 55% as of February 2015. Current pipeline constraints are limiting the amount of crude oil takeaway from the Bakken oil fields. As such, rail transloading facilities are necessary to efficiently capture the demand for transportation of supplies and products to and from the oil fields. The Pioneer Terminal has given us the ability to efficiently facilitate the loading and transporting of crude oil and related products to and from the Bakken oil fields.

New Town Facility

Our facility in New Town, North Dakota is centrally located in the heart of the Parshall Oil Field in Mountrail County, North Dakota. In 2015, our facility experienced its highest daily average throughput to date of approximately 46,000 barrels of crude oil transloaded compared to a daily average throughput of approximately 38,800 barrels of crude oil in 2014 and approximately 23,600 barrels of crude oil in 2013. The year-over-year increases in barrels of crude oil transloaded can be explained by not only the geographical location of our facility but also its state-of-the-art design that includes the following features:

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

Some oil well operators continue to haul crude oil via semi-truck as far as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at significant additional cost compared to the services offered by our facility. In February 2016, North Dakota produced 1.1 million barrels of crude oil per day. We estimate crude oil production within approximately a 75-mile radius of our facility to represent 80% of the volume, or over 894,000 barrels of crude oil per day.

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

Current Business Drivers

As reported in the Annual Energy Outlook 2015 dated April 14, 2015 (“AEO2015”), the U.S. Energy Information Administration (the “EIA”) forecasts total U.S. crude oil production to reach its peak between the years of 2020 to 2039: “Production from tight formations leads the growth in U.S. crude oil production across all AEO2015 cases. The path of projected crude oil production varies significantly across the cases, with total U.S. crude oil production reaching high points of 10.6 million barrels per day (bbl/d) in the Reference case (in 2020), 13.0 million bbl/d in the High Oil Price case (in 2026), 16.6 million bbl/d in the High Oil and Gas Resource case (in 2039), and 10.0 million bbl/d in the Low Oil Price case (in 2020).”

Throughout the year, the EIA monitors price and inventory levels as well as various global economic indicators and revises the forecast as necessary. In their most recent publication of the Short-Term Energy Outlook dated April 2016, the EIA revised their prior month crude oil production forecast downward: “U.S. crude oil production averaged an estimated 9.4 million barrels per day in 2015. It is forecast to average 8.6 million barrels per day in 2016 and 8.0 million barrels per day in 2017, which are both 0.1 million barrels per day lower than forecast in last month’s report. The EIA estimates that crude oil production in March 2016 averaged 9.0 million barrels per day, 90,000 barrels per day below the February 2016 level.” They go on to describe how these forecasted declines impact the global landscape by stating, “The EIA expects non-OPEC production to decline by 0.4 million barrels per day in 2016, which would be the first decline since 2008. Most of the forecast production decline in 2016 is expected to be in the United States. Changes in non-OPEC production are driven by changes in U.S. tight oil production, which is characterized by high decline rates and relatively short investment horizons, making it among the most price-sensitive production globally.” Even though the EIA is forecasting short-term production declines, they are relatively small as many companies already committed to capital projects when crude oil prices were higher. As a result, the EIA expects the recent capital budget cuts by oil companies to have the largest impact on production levels in two to three years.

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

Lack of capacity within the trunk pipelines and lack of geographical flexibility to serve many potential markets is driving competition within the crude oil transloading and storage industry. This competition is expected to become increasingly intense in parallel with the rising demand to transport crude oil in North Dakota in recent years. Beyond providing transportation capacity, railroads offer energy market participants the ability to shift deliveries quickly to different markets, enabling producers to offer the most attractive price when they sell their product to the market. The railroads recognize this competitive advantage and have spent billions of dollars on infrastructure and equipment in recent years. As of January 2016, North Dakota ranked second in the United States behind only Texas in terms of crude oil production. In the Williston Basin, 41% of crude oil production was being shipped via rail in February 2016, according to data from the North Dakota Pipeline Authority.

Results of Operations

The following tables illustrate the statements of operations by operating segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
REVENUES
Transloading Revenue	$—	$2,532,148	$—	$—	$2,532,148
Sand Revenue	—	—	677,997	—	677,997
Rental Income	151,695	—	—	(120,795)	30,900
Other	—	100,800	—	—	100,800
Total Revenues	151,695	2,632,948	677,997	(120,795)	3,341,845

COST OF REVENUES (exclusive of items shown separately below)	—	1,086,915	107,640	(114,486)	1,080,069

OPERATING EXPENSES
Transloading Operating Expenses	—	2,187,797	4,992	(6,309)	2,186,480
General and Administrative Expenses	3,255,962	—	—	—	3,255,962
Depreciation and Amortization	52,270	1,210,253	—	—	1,262,523
Total Operating Expenses	3,308,232	3,398,050	4,992	(6,309)	6,704,965

INCOME (LOSS) FROM OPERATIONS	$(3,156,537)	$(1,852,017)	$565,365	$—	$(4,443,189)

	Three Months Ended March 31, 2015
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
REVENUES
Transloading Revenue	$—	$8,479,261	$—	$—	$8,479,261
Sand Revenue	—	—	878,373	—	878,373
Rental Income	150,795	—	—	(120,795)	30,000
Total Revenues	150,795	8,479,261	878,373	(120,795)	9,387,634

COST OF REVENUES (exclusive of items shown separately below)	—	1,917,339	411,809	(114,486)	2,214,662

OPERATING EXPENSES
Transloading Operating Expenses	—	1,128,246	1,935	(6,309)	1,123,872
General and Administrative Expenses	1,919,189	—	—	—	1,919,189
Depreciation and Amortization	49,800	1,058,214	—	—	1,108,014
Total Operating Expenses	1,968,989	2,186,460	1,935	(6,309)	4,151,075

INCOME (LOSS) FROM OPERATIONS	$(1,818,194)	$4,375,462	$464,629	$—	$3,021,897

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

We experienced net income of $0.2 million for each of the three-month periods ended March 31, 2016 and 2015. Net income for the three months ended March 31, 2016 was driven by a $6.8 million gain realized from a revaluation of the Operational Override liability due to a material change in the estimated future volumes used to calculate the fair value of the liability but was partially offset by the loss from operations resulting from decreases in both total barrels of crude oil transloaded and price per barrel as well as the recognition of $1.3 million of bad debt expense and $1.1 million in legal fees related to the Settlement Agreement (see Note 11, Settlement Agreement). Net income for the three months ended March 31, 2015 was driven by revenues from the transloading of both crude oil and frac sand as the impact of the falling crude oil prices and narrowing price spread between Brent and WTI had yet to be realized.

Dakota Petroleum Transport Solutions, LLC (“DPTS”) experienced a net loss of $1.9 million for the three months ended March 31, 2016, compared to a net income of $4.4 million for the same period of 2015. The decrease in net income was driven by a 69% decrease in revenue and the recognition of $1.3 million of bad debt expense related to the Settlement Agreement but was partially offset by a 44% decrease in cost of revenue as a result of bringing the transloading services in-house during the second quarter of 2015 and fewer barrels of crude oil transloaded.

Total revenue from crude oil transloading for the three months ended March 31, 2016 was $2.5 million compared to $8.5 million for the same period of 2015. The decrease in revenue was driven by continued downward pressure on the domestic crude oil market leading to lower crude oil prices, a decrease in total crude oil production in North Dakota, fewer long-term contracts, and increased volatility in the transloading fee per barrel. The aforementioned factors ultimately lead to a 54% decrease in revenue per barrel and a 36% decrease in volume as DPTS transloaded 2.7 million barrels of crude oil (30,000 barrels per day) during the first quarter of 2016 compared to 4.2 million barrels of crude oil (46,900 barrels per day) during the same period of 2015. Total cost of revenue related to crude oil transloading for the first quarter of 2016 was $1.1 million compared to $1.9 million for the same period of 2015; a 44% decrease driven by successfully bringing the transloading services in-house and fewer barrels of crude oil transloaded.

The net income of DPTS Sand, LLC for the three months ended March 31, 2016 was $0.6 million compared to $0.5 million for the same period of 2015. Revenue from frac sand transloading was $0.7 million for the first quarter of 2016 compared to $0.9 million for the same period of 2015. Cost of revenue related to frac sand transloading was $0.1 million for the first quarter of 2016 compared to $0.4 million for the same period of 2015. The decreases in both revenue and cost of revenue were primarily driven by a 23% decrease in volume as DPTS Sand, LLC transloaded 85,000 short tons of frac sand during the first quarter of 2016 compared to 110,000 short tons of frac sand during the same period of 2015. The decrease in cost of revenue was also driven by successfully bringing the transloading services in-house during the second quarter of 2015.

Effective November 30, 2014, we acquired the remaining ownership interest in DPTS Marketing LLC (“DPTSM”) from PTS and immediately discontinued the purchase and sale of crude oil. We plan to maintain the current fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arises.

Interest expense was $2.1 million for the three months ended March 31, 2016 compared to $1.9 million for the same period of 2015. The increase was driven by an increase in the amortization of finance costs resulting from the refinancing of debt with SunTrust Bank and the increased interest expense on the outstanding promissory notes due to additional borrowings and an increase in interest rates. The increases were partially offset by the decrease in accrued Operational Override fees as a result of the reductions in fair value recorded in the third quarter of 2015 and the first quarter of 2016.

The change in Operational Override liability was $6.8 million for the three months ended March 31, 2016 due to a reduction in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability. In February 2016, the Short-Term Energy and Winter Fuels Outlook published by the U.S. Energy Information Administration (“EIA”) depicted high levels of confidence in the producers’ ability to withstand the downward pressure on crude oil prices by stating, “The focus of drilling and production activities will be on the core areas of major tight oil plays. Despite the significant decline in total rig counts in 2015, rig counts have largely stabilized in the core counties of the Bakken, Eagle Ford, Niobrara, and Permian. In these areas, falling costs and ongoing technological and process improvements in rig, labor, and well productivity are anticipated to lead to faster rates of well completions and less-rapid production declines relative to other Lower 48 onshore areas. The ongoing gains in learning-by-doing, cost reductions, and rig and well productivity are expected to enhance the economic viability of these areas and to be adopted in other regions, incrementally reducing the breakeven costs of oil production in more marginal areas.” In their most recent publication of the Short-Term Energy and Summer Fuels Outlook dated April 2016, the EIA reduced their domestic crude oil production forecast and explained, “Because WTI crude oil prices are projected to remain below $40/b through the first half of 2017, EIA expects oil production to decline in most Lower 48 onshore oil production regions. The expectation of reduced cash flows in 2016 and 2017 has prompted many companies to scale back investment programs, deferring major new undertakings until a sustained price recovery occurs. The prospect of higher interest rates and tighter lending conditions will likely limit the availability of capital for many smaller producers, giving rise to distressed asset sales and consolidation of acreage holdings by more financially sound firms. Lower onshore investment is expected to reduce the count of oil-directed rigs and well completions in 2016 and 2017. Projected low oil prices throughout the forecast period are expected to limit onshore drilling activity and well completions, despite continued increases in rig and well productivity and falling drilling and completion costs.” As a result of the continued downward pressure on the crude oil market from macro-economic factors, the Company adjusted the long-term volume forecast during the first quarter of 2016.

The Company did not have a provision for income taxes for the three months ended March 31, 2016 due to the valuation allowance placed on the net deferred tax asset in 2015. The Company had a provision for income taxes of $0.1 million and an effective tax rate of 41.1% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was different than the federal statutory rate of 35% due to the valuation allowance.  The effective tax rate for the three months ended March 31, 2015 was different than the federal statutory tax rate of 35% due to permanent differences and state taxes.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718, and (v) non-cash change related to the Operational Override liability. Adjusted EBITDA was $(2.8) million for the three months ended March 31, 2016 compared to $3.7 million for the same period of 2015. The decrease in 2016 Adjusted EBITDA was primarily driven by the loss from operations for the three months ended March 31, 2016 as we experienced decreases in both total barrels of crude oil transloaded and price per barrel as well as recorded bad debt expense of $1.3 million and a $1.3 million increase in legal fees primarily related to Lac Mégantic.

	Three Months Ended
	March 31,
	2016	2015
Net Income	$210,080	$182,993
Add Back:
Income Tax Provision	—	127,500
Depreciation and Amortization	1,262,523	1,108,014
Share Based Compensation	425,527	509,531
Interest Expense	2,112,103	1,946,742
Decrease in Operational Override Liability	(6,765,372)	(160,143)
Adjusted EBITDA	$(2,755,139)	$3,714,637

Adjusted EBITDA is a non-GAAP financial measure as defined by the SEC and is derived from net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. We believe presenting Adjusted EBITDA provides useful information to our investors in order to gain an overall understanding of our current financial performance. Specifically, management believes the non-GAAP financial measure included herein provides useful information to investors by excluding certain expenses that are not indicative of our operating results. In addition, certain covenants in the Credit Agreement require the use of Adjusted EBITDA. Therefore, management uses Adjusted EBITDA for budgeting and forecasting as well as subsequently measuring its performance and believes it provides investors with a financial measure that most closely aligns with its internal measurement processes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, a $57.5 million revolving credit and term loan agreement with SunTrust Bank (“SunTrust”), and our additional financing capacity, which is dependent on capital and credit market conditions and our financial performance. Our cash and cash equivalents were approximately $2.0 million at March 31, 2016. The cash for the first quarter of 2016 was primarily generated by the results of operations of DPTS and DPTS Sand, LLC and the release and receipt of a portion of our previously restricted cash. The cash inflows were offset by our payments related to the principal and interest on the SunTrust debt and general and administrative expenses.

We had no available borrowings under the Revolving Credit Facility with SunTrust at March 31, 2016. We are focused on increasing the throughput and reducing the expenses at the transloading facility, but the decline in crude oil prices and contraction of the price spread between Brent and WTI has materially reduced the revenues that we are able to generate from our transloading operations, which, in turn, has negatively affected our working capital and income (loss) from operations. The potential for future crude oil prices to remain at their low levels raises substantial doubt about our ability to meet our obligations when they come due and continue as a going concern.

As stated above, the EIA recently reduced their domestic crude oil production forecast. Despite the decline in demand and pricing for our services, we continue to pursue a number of actions including (i) actively engaging in discussions with SunTrust focused on restructuring the existing promissory notes, (ii) minimizing capital expenditures, (iii) reducing general and administrative expenses and (iv) managing the operating costs at the transloading facility. We have engaged a consultant to assist with reviewing all available options to improve our liquidity profile and strengthen our balance sheet. These efforts continue in earnest, and we are considering all available strategic alternatives and financing possibilities, including, without limitation, the potential incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.  We can provide no assurance that these discussions will result in the completion of a transaction, or that any completed transaction will result in sufficient liquidity to satisfy our obligations as they come due.

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

Cash Flows Used In Operating Activities

Net cash used in operating activities totaled $1.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, or an increase in cash used of approximately $1.0 million. The increase in cash used in operating activities was primarily due to the loss from operations for the three months ended March 31, 2016, which was partially offset by collections on accounts receivable and an increase in accrued expenses.

Cash Flows Used In Investing Activities

Net cash used in investing activities totaled $53,000 and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $0.5 million was due to a decrease in cash paid for property and equipment during the three months ended March 31, 2016.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities totaled $1.6 and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided of $1.2 million was primarily driven by a $1.1 million increase in principal payments made on the promissory notes during the three months ended March 31, 2016. During the three months ended March 31, 2016, we received cash flows from financing activities of $3.0 million related to the release of the previously restricted cash as part of the Settlement Agreement. During the three months ended March 31, 2015, we received cash flows from financing activities of $3.0 million related to additional borrowings under the Revolving Loan Facility.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our interest rates or foreign currency risk since December 31, 2015. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of those risks.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Lac-Mégantic, Quebec

As stated in Note 13 to the condensed consolidated financial statements, we and certain of our subsidiaries, including DPTS and DPTSM, were among the many defendants named in various lawsuits relating to the derailment of a Montreal Main & Atlantic Railroad, Ltd. (“MM&A”) train in Lac-Mégantic, Quebec. On July 6, 2013, an unmanned freight train operated by MM&A with 72 tank cars carrying approximately 50,000 barrels of crude oil rolled downhill and derailed in Lac-Mégantic, Quebec (the “Derailment”). The Derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage. DPTSM, a crude oil marketing joint venture in which, at the time of the derailment, we indirectly owned a 50% membership interest, and currently own 100% of the membership interest, subleased the tank cars involved in the incident from an affiliate of our former joint venture partner. An affiliate of our former joint venture partner owned title to the crude oil being carried in the derailed tank cars. DPTS, a crude oil transloading joint venture in which, at the time of the derailment, we also indirectly owned a 50% membership interest, and currently own 100% of the membership interest, arranged for the transloading of the crude oil for DPTSM into tank cars at DPTS’s facility in New Town, North Dakota. A different affiliate of our former joint venture partner contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to MM&A.

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

On June 8, 2015, we entered into a settlement agreement (the “MMA Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) resolving all claims arising out of the Derailment.  On December 22, 2015, the effective date of the bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”), the MMA Settlement Agreement became final and effective.  Under the terms of the MMA Settlement Agreement, WFS contributed $110 million (the “MMA Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the derailment. As part of the settlement, we also assigned to the Trustee and MMAC certain claims we have against third parties arising out of the Derailment.

In consideration of the MMA Settlement Payment and the assignment of claims to the Trustee and MMAC, we and certain of our subsidiaries, including DPTS and DPTSM (collectively, the “DAKP Parties”), received, and will continue to receive, the benefit of the global releases and injunctions set forth in the Plans. These global releases and injunctions bar all claims which may exist now or in the future against the DAKP Parties arising out of the Derailment, other than criminal claims which by law may not be released.

Dakota Petroleum Transport Solutions, LLC

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, DPTS commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for crude oil transloading services (the “Transloading Case”).  On November 2, 2015, World Fuel Services, Inc. answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTSM against Western Petroleum Company, which was denied.  World Fuel Services, Inc. filed a motion to dismiss for improper venue arguing that the case should be heard in New York. On April 1, 2016, the court granted that motion, finding that the governing contracts required the case to be litigated in New York. It dismissed the case without prejudice. On April 19, 2016, DPTS re-filed the case in the United States District Court for the Southern District of New York, where it is now pending.

World Fuel Services, Inc. v. Dakota Petroleum Transport Solutions, LLC, and Gabriel Claypool

On December 29, 2015, World Fuel Services, Inc. brought suit against DPTS and Gabriel Claypool in the United States District Court of North Dakota.  World Fuel Services, Inc. sought emergency relief for conversion and replevin of crude oil held by DPTS at the Pioneer Terminal pending the ongoing litigation for failure to pay for crude oil transloading services.  DPTS filed a motion to dismiss and, in the alternative, to stay the case in deference to the Transloading Case.  On January 20, 2016, the court approved the motion to stay pending the proceedings in the Transloading Case. On March 15, 2016, the parties executed an agreement to settle this case, and on March 22, the parties filed a stipulation of dismissal with the court. The court dismissed this case on March 23, 2016.

DPTS Marketing, LLC

DPTS Marketing, LLC v. Western Petroleum Company

On October 13, 2015, DPTSM commenced a Minnesota state court lawsuit against Western Petroleum Company, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties.  On November 2, 2015, Western Petroleum Company filed a motion to dismiss and a motion to consolidate the action with the Transloading Case.  The motion for consolidation was denied on December 29, 2015, and the hearing for the motion to dismiss was held on February 16, 2016. The motion to dismiss remains pending, but the Court has ordered the parties to participate in discovery during its pendency, which both parties are doing. It remains unknown when the Court will rule on the motion to dismiss or what its ruling will be.

Dakota Plains Holdings, Inc.; Dakota Plains Transloading, LLC; Dakota Plains Sand, LLC; Dakota Plains Marketing, LLC; DPTS Marketing, LLC; Dakota Petroleum Transport Solutions, LLC; and DPTS Sand, LLC

World Fuel Services Corporation v. Dakota Plains Holdings, Inc.; Dakota Plains Transloading, LLC; Dakota Plains Sand, LLC; Dakota Plains Marketing, LLC; DPTS Marketing, LLC; Dakota Petroleum Transport Solutions, LLC; and DPTS Sand, LLC

On April 13, 2016, World Fuel Services Corporation (“World Fuel SC”) filed an action in the United States District Court for the Southern District of New York against the above-referenced Dakota Plains entities (the “DAKP Parties”). The suit alleges claims for breach of a Guaranty Agreement and a Joinder Agreement. World Fuel SC seeks damages of at least $2,025,690 for the alleged failure to make an “operational override” payment, and an additional netted amount of $3,492,747 for the alleged failure to make railcar sublease payments. The DAKP Parties will respond to this lawsuit as allowed by law, reserving all rights and objections.

Item 1A.	Risk Factors.

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 11, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results in the future.

If we are unable to repay or refinance our existing and potential future debt as it becomes due, we may be unable to continue as a going concern.

Our existing and potential future debt agreements could create issues as interest payments become due and the debt matures that will threaten our ability to continue as a going concern. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Credit Facility or other agreements governing our indebtedness, an event of default could result, which would permit acceleration of such debt and could permit our secured lender to foreclose on any of our assets securing such debt. Any accelerated debt would become immediately due and payable. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and potential future debt agreements will be sufficient.

There is substantial doubt about our ability to maintain adequate liquidity through March 31, 2017.

The substantial reduction in crude oil prices has caused a reduction in our forecast of available liquidity, and we may not have the ability to generate sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. We believe that our forecasted cash is not expected to be sufficient to meet our commitments as they come due over the next twelve months unless we are able to successfully increase our liquidity. We expect we will need to complete certain transactions, including management of our debt capital structure, in order to have sufficient liquidity to satisfy these obligations in the long term.

We are currently evaluating strategic alternatives to address our liquidity issues and debt levels. We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows. We also cannot be certain of the timing of any such cost reductions or additional cash flows. We have engaged a consultant to assist with reviewing all available options to improve our liquidity profile and strengthen our balance sheet. These efforts continue in earnest, and we are considering all available strategic alternatives and financing possibilities. We cannot assure you that any refinancing or restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

Our current financial condition and decline in crude oil prices have adversely affected our business operations and our business prospects.

Our current financial condition and decline in crude oil prices, along with the contraction of the spread between Brent and WTI and resulting uncertainty have been disruptive to our business. Management has devoted substantial time and attention to improving our financial condition, thereby reducing its focus on operating the business.  We may also lose employees as a result of uncertainties related to our financial condition.  Further, our current financial condition and resulting uncertainty may cause operating partners to terminate their relationships with us or to tighten credit. These developments could have a material adverse effect on our business, operations, financial condition and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Under our 2011 Equity Incentive Plan, employees and directors may elect for our Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the grant, vesting and/or settlement of equity awards, including stock awards, restricted stock awards and settled restricted stock units. The following table provides information with respect to shares withheld by our Company to satisfy these obligations to the extent employees and directors elected for our Company to withhold such shares. These repurchases were not part of any publicly announced stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–31	465,695	$0.17
February 1–29	92,843	0.16
March 1–31	27,504	0.15
Total	586,042	$0.16

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-36493.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015 (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dakota Plains Holdings, Inc. (3)

4.1	Rights Agreement dated as of January 24, 2016 between Dakota Plains Holdings, Inc. and Interwest Transfer Company, Inc., as Rights Agent (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012 (file no. 000-53390).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2015.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 25, 2016.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2016	DAKOTA PLAINS HOLDINGS, INC.

/s/ James L. Thornton
James L. Thornton
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015	Incorporated by Reference
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dakota Plains Holdings, Inc.	Incorporated by Reference
4.1	Rights Agreement dated as of January 24, 2016 between Dakota Plains Holdings, Inc. and Interwest Transfer Company, Inc., as Rights Agent	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically