Form 10-Q
period 2016-06-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2016-08-09
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-36493

Dakota Plains Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-2543857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Grove Lane East Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of August 8, 2016, the registrant had 55,101,067 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$679,849	$1,821,482
Trade Receivables, Net	6,032,837	8,936,062
Income Tax Receivable	9,648	9,648
Other Current Assets	446,544	439,309
Other Receivables	102,038	42,038
Deferred Tax Asset	235,000	110,000
Total Current Assets	7,505,916	11,358,539
PROPERTY AND EQUIPMENT
Land	3,191,521	3,191,521
Site Development	5,829,639	5,829,639
Terminal	21,437,077	21,437,077
Machinery	18,218,163	18,218,163
Storage Tanks	15,299,541	15,299,541
Other Property and Equipment	3,049,023	3,123,163
Total Property and Equipment	67,024,964	67,099,104
Less – Accumulated Depreciation	13,426,599	10,908,003
Total Property and Equipment, Net	53,598,365	56,191,101
RESTRICTED CASH	—	3,000,593
OTHER ASSETS	512,901	512,901
Total Assets	$61,617,182	$71,063,134
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$4,030,940	$4,791,157
Accrued Expenses	7,811,180	4,149,601
Promissory Notes, SunTrust, Net	53,305,731	3,225,000
Operational Override Liability	—	1,879,607
Notes Payable – Vehicles	59,321	57,623
Total Current Liabilities	65,207,172	14,102,988
LONG-TERM LIABILITIES
Promissory Notes, SunTrust, Net	—	51,253,799
Operational Override Liability	27,540,602	32,426,367
Notes Payable – Vehicles	138,093	168,270
Deferred Tax Liability	235,000	110,000
Other Non-Current Liabilities	—	2,917
Total Long-Term Liabilities	27,913,695	83,961,353
Total Liabilities	93,120,867	98,064,341

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock – Par Value $.001; 100,000,000 Shares Authorized; 55,101,067 and 55,175,363 Issued and Outstanding, Respectively	55,100	55,175
Additional Paid-In Capital	8,624,607	8,012,268
Accumulated Deficit	(40,183,392)	(35,068,650)
Total Stockholders’ Deficit	(31,503,685)	(27,001,207)
Total Liabilities and Stockholders’ Deficit	$61,617,182	$71,063,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Transloading Revenue	$1,036,797	$5,804,272	$3,568,945	$14,283,533
Sand Revenue	563,187	1,560,055	1,241,184	2,438,428
Rental Income	30,900	30,000	61,800	60,000
Other	89,200	1,316,700	190,000	1,316,700
Total Revenues	1,720,084	8,711,027	5,061,929	18,098,661
COST OF REVENUES (exclusive of items shown separately below)	809,124	2,075,834	1,889,193	4,290,496
OPERATING EXPENSES
Transloading Operating Expenses	667,443	1,280,374	2,853,923	2,404,246
General and Administrative Expenses	2,013,356	2,625,458	5,269,318	4,544,647
Depreciation and Amortization	1,262,626	1,140,326	2,525,149	2,248,340
Total Operating Expenses	3,943,425	5,046,158	10,648,390	9,197,233
INCOME (LOSS) FROM OPERATIONS	(3,032,465)	1,589,035	(7,475,654)	4,610,932
OTHER INCOME (EXPENSE)
Interest Expense (Net of Interest Income)	(2,292,357)	(2,012,040)	(4,404,460)	(3,958,782)
Change in Operational Override	—	320,868	6,765,372	481,011
Other Expense	—	(778,813)	—	(1,703,618)
Total Other Income (Expense)	(2,292,357)	(2,469,985)	2,360,912	(5,181,389)
LOSS BEFORE TAXES	(5,324,822)	(880,950)	(5,114,742)	(570,457)
INCOME TAX BENEFIT	—	(331,000)	—	(203,500)
NET LOSS	$(5,324,822)	$(549,950)	$(5,114,742)	$(366,957)
Net Loss Per Common Share – Basic and Diluted	$(0.10)	$(0.01)	$(0.09)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	54,803,454	54,184,792	54,748,642	54,135,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,114,742)	$(366,957)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	2,525,149	2,248,340
Amortization of Finance Costs	706,182	480,684
Loss on Disposal of Property and Equipment	4,301	—
Deferred Income Taxes	—	(211,000)
Decrease in Operational Override Liability	(6,765,372)	(481,011)
Provision for Losses on Accounts Receivable	1,316,700	—
Amortization of Deferred Rent	(3,500)	(3,500)
Share-Based Compensation	708,610	1,259,951
Changes in Working Capital and Other Items:
Trade Receivables	1,586,525	(3,691,275)
Other Receivables	—	253,858
Other Current Assets	(7,235)	(406,481)
Accounts Payable	(705,346)	428,160
Accrued Expenses	3,107,912	(46,048)
Restricted Cash	—	(293)
Net Cash Used In Operating Activities	(2,640,816)	(535,572)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(64,085)	(1,516,618)
Proceeds from Sale of Property and Equipment	2,500	—
Cash Paid for Deposits	—	(30,000)
Tenant Improvements Reimbursed	10,000	—
Net Cash Used In Investing Activities	(51,585)	(1,546,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Common Shares Surrendered	(96,346)	(221,050)
Decrease in Restricted Cash	3,000,593	—
Advances on Promissory Notes, SunTrust	—	3,000,000
Payments on Promissory Notes, SunTrust	(1,325,000)	(375,000)
Proceeds from Notes Payable – Vehicles	—	270,165
Payments on Notes Payable – Vehicles	(28,479)	(14,732)
Payment on Operational Override Liability	—	(46,518)
Net Cash Provided By Financing Activities	1,550,768	2,612,865
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,141,633)	530,675
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,821,482	4,690,706
CASH AND CASH EQUIVALENTS – END OF PERIOD	$679,849	$5,221,381
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$701,827	$2,681,241
Cash Paid During the Period for Income Taxes	$—	$7,500
Non-Cash Financing and Investing Activities:
Property and Equipment Included in Accounts Payable	$325,678	$3,258,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1.	Organization and Nature of Business

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current instead of separating them into current and non-current amounts. The standard will be effective for public companies for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of the provisions of ASU 2015-17; however, the standard is not expected to have a material effect on the Company’s consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, “Leases,” effective for annual periods and interim periods within those periods beginning after December 15, 2018. The new guidance requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is evaluating the impact of this standard on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting,” effective for annual periods and interim periods within those periods beginning after December 15, 2016. The new guidance simplifies key components of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is evaluating the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet will be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the SEC staff will not object to an entity deferring and presenting costs associated with line of credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This new guidance was effective beginning January 1, 2016.

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

Liquidity

As of June 30, 2016, the Company had cash and cash equivalents and trade receivables of approximately $6.7 million and accounts payable and accrued expenses of approximately $11.8 million. In addition, it had $55.4 million aggregate principal amount of promissory notes due within the next twelve months.

The Company is focused on increasing the throughput and reducing the expenses at the transloading facility, but the decline in crude oil prices and contraction of the price spread between Brent and WTI has materially reduced the revenues that the Company is able to generate from its transloading operations, which, in turn, has negatively affected the Company’s working capital and income (loss) from operations. The potential for future crude oil prices to remain at their current low levels raises substantial doubt about the Company’s ability to meet its obligations when they come due and continue as a going concern.

Despite the decline in demand and pricing for its services, the Company continues to pursue a number of actions including (i) actively engaging in discussions with SunTrust Bank focused on restructuring the existing promissory notes, (ii) minimizing capital expenditures, (iii) reducing general and administrative expenses, (iv) managing the operating costs at the transloading facility and (v) considering bankruptcy protection. The Company has engaged an advisor to assist with recapitalizing or restructuring the Company. These efforts continue in earnest, but the Company can provide no assurance that (x) its efforts will result in sufficient liquidity to satisfy the Company’s obligations as they come due or the ability to continue as a going concern or (y) it will not be forced to seek bankruptcy protection.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At each of June 30, 2016 and December 31, 2015, there was no allowance for doubtful accounts.

The Company recorded bad debt expense of $1.3 million during the six months ended June 30, 2016 related to the Settlement Agreement (see Note 11, Settlement Agreement) and accounted for it in transloading operating expenses on the statement of operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site Development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for leasehold improvements, replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,262,626 and $2,525,149 for the three and six months ended June 30, 2016, respectively, and $1,140,326 and $2,248,340 for the three and six months ended June 30, 2015, respectively.

Impairment

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified during the six months ended June 30, 2016 and 2015.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of June 30, 2016 and December 31, 2015.

Income Taxes

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

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its condensed consolidated balance sheet.

The Company records Goodwill for income tax purposes for the amount that the purchase price paid for an asset or group of assets exceeds the fair value of the assets acquired. Goodwill for income tax purposes is amortized over fifteen years.

Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested, restricted stock and restricted stock unit grants, the Company calculates the stock-based compensation expense using the estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable on the related measurement date.

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

Concentration of Risk

The three largest customers of DPTS accounted for approximately 100% and 92% of the total revenues from crude oil transloading for the three and six months ended June 30, 2016, respectively, and 100% of the total revenues from crude oil transloading for the same periods ended June 30, 2015.

For the three and six months ended June 30, 2016 and 2015, UNIMIN Corporation was the sole customer of DPTS Sand, LLC and accounted for 100% of total revenues from frac sand transloading.

The loss of any one of these customers could have a material adverse impact on the Company.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had losses for the three and six month periods ended June 30, 2016 and 2015, the potentially dilutive shares are anti-dilutive and thus excluded from the diluted EPS calculation.

The following warrants, restricted stock and restricted stock units represent potentially dilutive shares as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Restricted Stock	297,613	781,149
Restricted Stock Units	960,864	1,624,121
Stock Warrants	2,071,000	2,771,000
Total Potentially Dilutive Shares	3,329,477	5,176,270

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

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation. These reclassifications did not impact the Company’s net loss, stockholders’ deficit or cash flows.

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

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the board of directors of the Company. No shares of preferred stock have been issued as of June 30, 2016 and December 31, 2015.

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

During the six months ended June 30, 2016, a total of 586,042 shares of common stock were surrendered by certain executives and employees of the Company to satisfy tax obligations in connection with the vesting of restricted stock and restricted stock unit awards. The total value of these shares was $96,346, which was based on the closing market price on the date of surrender.

5.	Stock-Based Compensation and Warrants

The Company records expenses associated with the fair value of the stock-based compensation. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected volatility. Changes in these assumptions can materially affect the fair value estimate.

Warrants

The following table reflects the status of warrants outstanding at June 30, 2016:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
November 1, 2012	50,000	3.28	November 1, 2016
November 2, 2012	921,000	4.00	October 31, 2017
January 1, 2013	100,000	3.25	February 15, 2018
Outstanding and Exercisable at June 30, 2016	2,071,000

Warrants to purchase 700,000 shares of common stock expired during the six months ended June 30, 2016.

No warrants were forfeited or exercised during the six months ended June 30, 2016.

The Company recorded no general and administrative expense for the three and six months ended June 30, 2016 and 2015, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of June 30, 2016, as the Company recognized the entire fair value upon vesting.

Restricted Stock and Restricted Stock Unit Awards

The outstanding shares of restricted stock and restricted stock units vest over various terms with all shares of restricted stock and restricted stock units vesting no later than March 2018. The Company issued no shares of restricted stock and restricted stock units during the six months ended June 30, 2016. As of June 30, 2016, there was $1.4 million of total unrecognized compensation expense related to unvested shares of restricted stock and restricted stock units. The Company has assumed a zero percent forfeiture rate on all grants. The Company recorded general and administrative expense related to shares of restricted stock and restricted stock units of $283,083 and $708,610 for the three and six months ended June 30, 2016, respectively, and $550,420 and $1,059,951 for the three and six months ended June 30, 2015, respectively.

The following table reflects the outstanding restricted stock and restricted stock unit awards and activity related thereto for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Price
Restricted Stock and Restricted Stock Unit Awards:
Outstanding at the Beginning of Period	2,446,937	$1.93
Shares Forfeited	(151,511)	1.75
Lapse of Restrictions	(1,036,949)	2.26
Restricted Stock and Restricted Stock Units Outstanding at June 30, 2016	1,258,477	$1.67

6.	Promissory Notes

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

On May 3, 2016, the Borrowers entered into a Forbearance Agreement (the “Forbearance Agreement”) with SunTrust Bank. Pursuant to the Forbearance Agreement, from May 3, 2016, until July 25, 2016 (later extended to August 31, 2016 pursuant to Amendment No. 3 (see Note 13, Subsequent Events)), SunTrust Bank agreed to forbear from exercising its rights and remedies available under the Credit Agreement but only to the extent that such rights and remedies arise exclusively as a result of the occurrence of certain anticipated events of default. Default interest shall accrue in accordance with the Credit Agreement for any interest paid-in-kind or if any anticipated or other events of default occur. The Forbearance Agreement also enables the Loan Parties to elect during the term of the Forbearance Agreement to make interest payments either in cash or through the payment-in-kind of additional interest and provides additional reporting requirements for the Company. The description and terms of the requirements are set forth in the Forbearance Agreement. There was $55.4 million outstanding under the Credit Facility at June 30, 2016.

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

The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and a maximum total debt to EBITDA (earnings before interest expense, income taxes, depreciation expense and amortization), or leverage ratio. Pursuant to the Second Amendment, the leverage ratio covenant was waived for the fiscal quarters ended March 31, 2016 and December 31, 2015. The method of calculating all of the components used in the covenants is included in the Credit Agreement.

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

The Company incurred finance costs of $3,923,409 related to the Credit Agreement. These costs were capitalized and are being amortized over the term of the Credit Agreement. The Company recognized interest expense related to these finance costs of $353,091 and $706,182 for the three and six months ended June 30, 2016, respectively, and $240,342 and $480,684 for the three and six months ended June 30, 2015, respectively.

7.	Income Taxes

The income tax benefit for the three and six months ended June 30, 2016 and 2015 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current Income Taxes	$—	$—	$—	$7,500
Deferred Income Taxes:
Federal	(1,835,000)	(305,000)	(1,094,000)	(194,000)
State	(154,000)	(26,000)	(93,000)	(17,000)
Valuation Allowance	1,989,000	—	1,187,000	—
Total Benefit	$—	$(331,000)	$—	$(203,500)

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within the income tax provision or benefit. For the six months ended June 30, 2016 and 2015, the Company did not recognize any interest or penalties in the condensed consolidated statements of operations, nor did it have any interest or penalties accrued in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

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

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the most recent three-year period is difficult to overcome with any form of positive evidence that may exist. Accordingly, the valuation allowance against the Company’s deferred tax asset at June 30, 2016 and December 31, 2015, was $28.6 million and $27.4 million, respectively.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
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

The level 3 liability consists of the liability related to the Operational Override (see Note 10, Membership Purchase Agreement). There were no transfers between fair value levels during the six months ended June 30, 2016 and 2015. Level 2 liabilities consist of promissory notes (see Note 6, Promissory Notes).

The following table presents changes for the liability measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2016:

Level 3 Financial Liabilities
Balance at December 31, 2015	$(34,305,974)
Less: Reduction in Forecasted Volumes	6,765,372
Balance at June 30, 2016	$(27,540,602)

10.	Membership Purchase Agreement

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

Within thirty (30) days after the Effective Date, Western Petroleum Company was required to deliver to DPTSM a certain set of railcars as identified in a schedule included with the Amended Sublease Agreements. The Amended Sublease Agreements are being accounted for as operating leases.

DPTSM was to assume the responsibility for any charges incurred between the time of delivery of the railcars to DPTSM under the Amended Sublease Agreements and redelivery of the railcars to Western Petroleum Company at the conclusion of the term, including, but not limited to, charges resulting from demurrage, track storage, switching, detention, freight or empty movements made by the railcars upon each railroad over which the railcars shall move during the term of the Amended Sublease Agreements, as well as any other charges set forth in the master railcar leases.

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

12.	Commitments and Contingencies

Dakota Petroleum Transport Solutions, LLC

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, DPTS commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for crude oil transloading services (the “Transloading Case”). On November 2, 2015, World Fuel Services, Inc. answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTSM against Western Petroleum Company, which was denied. World Fuel Services, Inc. filed a motion to dismiss for improper venue arguing that the case should be heard in New York. On April 1, 2016, the court granted that motion, finding that the governing contracts required the case to be litigated in New York. It dismissed the case without prejudice. On April 19, 2016, DPTS re-filed the case in the United States District Court for the Southern District of New York. On May 25, 2016, World Fuel Services, Inc. filed an answer to the DPTS complaint, and a pretrial conference is currently scheduled for August 12, 2016.

DPTS Marketing LLC

DPTS Marketing LLC v. Western Petroleum Company

On October 13, 2015, DPTSM commenced a Minnesota state court lawsuit against Western Petroleum Company, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties. In initial motion practice, Western Petroleum moved to consolidate this case with the Transloading Case. The motion to consolidate was denied on December 29, 2015. Western Petroleum also moved to dismiss DPTSM’s claims, which the court denied on May 16, 2016. Following the court’s order denying Western Petroleum’s motion to dismiss, Western Petroleum filed its answer and a counterclaim for breach of contract against DPTSM. DPTSM filed a reply to that counterclaim denying any liability, and the pleadings were closed on June 15, 2016. The parties have exchanged some document discovery, but no depositions have taken place.

On July 8, 2016, the court entered an order upon agreement of the parties staying all proceedings until September 6, 2016. On or before that date, the parties are obligated to provide an update about the status of the case, and in the event that the action is still active after that date, the parties will meet and confer, and the court will issue an amended scheduling order based on the parties’ stipulation and on the court’s scheduling requirements.

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

On April 13, 2016, WFS filed an action in the United States District Court for the Southern District of New York against the above-referenced Dakota Plains entities (the “DAKP Parties”). The suit alleges claims for breach of a Guaranty Agreement and a Joinder Agreement. WFS seeks damages of at least $2,025,690 for the alleged failure to make an “operational override” payment, and an additional netted amount of $3,492,747 for the alleged failure to make railcar sublease payments. On May 25, 2016, the DAKP Parties filed a motion to dismiss the complaint; WFS has until August 22, 2016 to file its opposition to the motion to dismiss. A pretrial conference is currently scheduled for August 25, 2016.

13.	Subsequent Events

On July 5, 2016, the Company and certain of its subsidiaries entered into an Amendment No. 3 to Revolving Credit and Term Loan Agreement, Amendment No. 1 to Forbearance Agreement and One Time Waiver of Revolving Loan Borrowing Requirements (“Amendment No. 3”) to amend (i) the Credit Agreement and (ii) the Forbearance Agreement. Among other things, Amendment No. 3 (a) amends the Credit Agreement to increase the Aggregate Revolving Commitment Amount (as defined in the Credit Agreement) to $20,500,000, and (b) amends the Forbearance Agreement to (1) extend the Forbearance Termination Date to August 31, 2016, and (2) require the Company to submit a restructuring plan to SunTrust Bank on or before August 1, 2016, together with a timeline for completing the restructuring plan. The Company has met its obligations regarding the restructuring plan.

Pursuant to Amendment No. 3, the Lenders made a one-time waiver of certain revolving loan borrowing requirements and funded $500,000 on July 6, 2016.

On August 5, 2016, the Company and certain of its subsidiaries entered into an Amendment No. 4 to Revolving Credit and Term Loan Agreement and One Time Waiver of Revolving Loan Borrowing Requirements (“Amendment No. 4”). Among other things, Amendment No. 4 amends the Credit Agreement to increase the Aggregate Revolving Commitment Amount (as defined in the Credit Agreement) to $21,500,000.

Pursuant to Amendment No. 4, the Lenders made a one-time waiver of certain revolving loan borrowing requirements and funded $1,000,000 on August 5, 2016.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of the filing of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in “Part II, Item 1A. Risk Factors” of this filing.

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

Overview

Dakota Plains Holdings, Inc. (“we,” “us,” “our,” or “our Company”) is an integrated midstream energy company operating the Pioneer Terminal, with services that include outbound crude oil storage, logistics and rail transportation and inbound fracturing (“frac”) sand logistics. The Pioneer Terminal is located in Mountrail County, North Dakota, where it is uniquely positioned to exploit opportunities in the heart of the Bakken and Three Forks plays of the Williston Basin. The Williston Basin of North Dakota and Montana is the largest onshore crude oil production source in North America where the current lack of available pipeline capacity has provided a surplus of crude oil available for the core business of our Company. Our frac sand business provides services for UNIMIN Corporation (“UNIMIN”), a leading producer of quartz proppant and one of the largest suppliers of frac sand to exploration and production operating companies in the Williston Basin. Our Company is headquartered in Wayzata, Minnesota.

Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, rail transloading facilities are necessary to efficiently capture the demand for transportation of supplies and products to and from the oil fields. As such, we adopted a crude by rail model and built the Pioneer Terminal, which has given us the ability to efficiently facilitate the loading and transporting of crude oil and related products to and from the Bakken oil fields. According to the North Dakota Pipeline Authority, as of May 2016, the crude by rail industry was transporting approximately 33% of the total crude oil takeaway, which was down from 52% as of May 2015.

In order to supplement our crude by rail business model and diversify our product mix, we expanded our service offerings in June 2014 to include inbound frac sand logistics. The U.S. Energy Information Administration (the “EIA”) stated in its March 15, 2016 edition of Today in Energy that it estimates about half of the total U.S. crude oil production comes from hydraulically fractured wells, “In 2000, approximately 23,000 hydraulically fractured wells produced 102,000 barrels per day (b/d) of oil in the United States, making up less than 2% of the national total. By 2015, the number of hydraulically fractured wells grew to an estimated 300,000, and production from those wells had grown to more than 4.3 million b/d, making up about 50% of the total oil output of the United States.” The combination of this rapidly growing market, the optimal location of the Pioneer Terminal, and UNIMIN’s expertise have allowed us to quickly become a leading provider of frac sand transloading services within the state of North Dakota.

New Town Facility

Our facility in New Town, North Dakota is centrally located in the heart of the Parshall Oil Field in Mountrail County, North Dakota. New Town is located at the entrance to a large peninsula, and our facility straddles the only road providing access to and from the peninsula. One of the geographic advantages to our facility is the Four Bears Bridge, which represents the only means to cross Lake Sakakawea for approximately 90 miles in either direction. The peninsula is approximately 150 square miles of land with 168 spacing units due to their water access to Lake Sakakawea. One spacing unit is the equivalent of one square mile and has the expectation for 12 to 16 wells. 168 spacing units equates to over 2,000 wells.

Some crude oil well operators continue to haul crude oil via semi-truck as far as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at significant additional cost compared to the services offered by our facility. In May 2016, North Dakota produced 1.0 million barrels of crude oil per day. We estimate crude oil production within approximately a 75-mile radius of our facility to represent 80% of the volume, or over 800,000 barrels of crude oil per day.

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

We completed construction of a third 90,000-barrel crude oil storage tank in July 2015. The facility also can accommodate significant storage of tanker-trucks as well as drilling and other crude oil exploration equipment.

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

Throughout the year, the EIA monitors price and inventory levels as well as various global economic indicators and revises the forecast as necessary. In their most recent publication of the Short-Term Energy Outlook dated July 2016, the EIA made slight revisions to their U.S. crude oil production forecast: “U.S. crude oil production is projected to decrease from an average of 9.4 million barrels per day in 2015 to 8.6 million barrels per day in 2016 and to 8.2 million barrels per day in 2017. The EIA estimates that total U.S. crude oil production has fallen by 1.1 million barrels of crude oil per day since April 2015 to an average of 8.6 million barrels of crude oil per day in June 2016.” They go on to state, “Based on the current oil price forecast, the EIA expects oil production to continue declining in most Lower 48 onshore oil production regions through mid-2017. The expectation of reduced cash flows in 2016 and 2017 has prompted many companies to scale back investment programs, deferring major new undertakings until a sustained price recovery occurs. The prospect of tighter lending conditions will likely limit the availability of capital for many smaller producers, giving rise to distressed asset sales and consolidation of acreage holdings by firms that are more financially sound. Lower onshore investment is expected to reduce the count of oil-directed rigs and well completions in 2016 and 2017.” According to the NDIC Department of Mineral Resources July edition of the Director’s Cut publication, there were 29 active drilling rigs in North Dakota as of July 15, 2016, down from the all-time high of 218 in May 2012. The publication goes on to support the EIA’s recent assertions by stating, “Drilling permit activity decreased from April to May but increased sharply in June as operators begin to position themselves for higher oil prices in 2017. Operators have a significant permit inventory should a return to the drilling price point occur in the next 12 months.” Even though the EIA is forecasting short-term production declines, they expect production to begin to rise in late 2017 due to rig and well productivity improvements, forecasted crude oil price increases, and declining drilling and completion costs.

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

As of April 2016, North Dakota ranked second in the United States behind only Texas in terms of crude oil production, but the lack of capacity within the trunk pipelines and lack of geographical flexibility to serve many potential markets is driving competition within the crude oil transloading and storage industry. According to the North Dakota Pipeline Authority, as of May 2016, the crude by rail industry was transporting approximately 33% of the total crude oil takeaway, which was down from 52% as of May 2015. This competition is expected to become increasingly intense as production continues to decrease, margins tighten, and new pipelines are approved. On July 26, 2016, the Army Corps of Engineers gave their final approval to the Dakota Access pipeline, which will stretch more than 1,150 miles from North Dakota through South Dakota and Iowa and into Illinois where it will terminate near Patoka, Illinois. The pipeline will transport approximately 450,000 barrels of crude oil per day and have a maximum capacity of approximately 570,000 barrels of crude oil per day. It is expected to be operational by the end of 2016, which will result in the total pipeline takeaway capacity equaling or exceeding current crude oil production levels in North Dakota. Even if this does occur, railroads provide much more than just transportation capacity. They allow energy market participants to quickly shift deliveries to different markets, enabling producers to offer the most attractive price when they sell their product to the market. The rail industry has recognized this competitive advantage, as evidenced by the expenditure of billions of dollars on rail infrastructure and equipment in recent years.

Results of Operations

The following tables illustrate the statements of operations by operating segment for the three and six months ended June 30, 2016 and 2015:

	June 30, 2016
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$1,036,797	$—	$—	$1,036,797
Sand Revenue	—	—	563,187	—	563,187
Rental Income	151,695	—	—	(120,795)	30,900
Other	—	89,200	—	—	89,200
Total Revenues	151,695	1,125,997	563,187	(120,795)	1,720,084

COST OF REVENUES (exclusive of items shown separately below)	—	851,592	72,018	(114,486)	809,124

OPERATING EXPENSES
Transloading Operating Expenses	—	673,961	(209)	(6,309)	667,443
General and Administrative Expenses	2,013,356	—	—	—	2,013,356
Depreciation and Amortization	52,373	1,210,253	—	—	1,262,626
Total Operating Expenses	2,065,729	1,884,214	(209)	(6,309)	3,943,425

INCOME (LOSS) FROM OPERATIONS	$(1,914,034)	$(1,609,809)	$491,378	$—	$(3,032,465)

Six Months Ended:
REVENUES
Transloading Revenue	$—	$3,568,945	$—	$—	$3,568,945
Sand Revenue	—	—	1,241,184	—	1,241,184
Rental Income	303,390	—	—	(241,590)	61,800
Other	—	190,000	—	—	190,000
Total Revenues	303,390	3,758,945	1,241,184	(241,590)	5,061,929

COST OF REVENUES (exclusive of items shown separately below)	—	1,938,507	179,658	(228,972)	1,889,193

OPERATING EXPENSES
Transloading Operating Expenses	—	2,861,758	4,783	(12,618)	2,853,923
General and Administrative Expenses	5,269,318	—	—	—	5,269,318
Depreciation and Amortization	104,643	2,420,506	—	—	2,525,149
Total Operating Expenses	5,373,961	5,282,264	4,783	(12,618)	10,648,390

INCOME (LOSS) FROM OPERATIONS	$(5,070,571)	$(3,461,826)	$1,056,743	$—	$(7,475,654)

	June 30, 2015
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$5,804,272	$—	$—	$5,804,272
Sand Revenue	—	—	1,560,055	—	1,560,055
Rental Income	150,795	—	—	(120,795)	30,000
Other	—	1,316,700	—	—	1,316,700
Total Revenues	150,795	7,120,972	1,560,055	(120,795)	8,711,027

COST OF REVENUES (exclusive of items shown separately below)	—	1,662,338	527,982	(114,486)	2,075,834

OPERATING EXPENSES
Transloading Operating Expenses	—	1,285,405	1,278	(6,309)	1,280,374
General and Administrative Expenses	2,625,458	—	—	—	2,625,458
Depreciation and Amortization	49,825	1,090,501	—	—	1,140,326
Total Operating Expenses	2,675,283	2,375,906	1,278	(6,309)	5,046,158

INCOME (LOSS) FROM OPERATIONS	$(2,524,488)	$3,082,728	$1,030,795	$—	$1,589,035

Six Months Ended:
REVENUES
Transloading Revenue	$—	$14,283,533	$—	$—	$14,283,533
Sand Revenue	—	—	2,438,428	—	2,438,428
Rental Income	301,590	—	—	(241,590)	60,000
Other	—	1,316,700	—	—	1,316,700
Total Revenues	301,590	15,600,233	2,438,428	(241,590)	18,098,661

COST OF REVENUES (exclusive of items shown separately below)	—	3,579,677	939,791	(228,972)	4,290,496

OPERATING EXPENSES
Transloading Operating Expenses	—	2,413,651	3,213	(12,618)	2,404,246
General and Administrative Expenses	4,544,647	—	—	—	4,544,647
Depreciation and Amortization	99,625	2,148,715	—	—	2,248,340
Total Operating Expenses	4,644,272	4,562,366	3,213	(12,618)	9,197,233

INCOME (LOSS) FROM OPERATIONS	$(4,342,682)	$7,458,190	$1,495,424	$—	$4,610,932

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

We experienced a net loss of $5.3 million for the three months ended June 30, 2016, compared to a net loss of $0.6 million for the three months ended June 30, 2015. The net loss for the three months ended June 30, 2016 was driven by the loss from operations resulting from decreases in both total barrels of crude oil and total tons of frac sand transloaded as well as a decrease in the price per barrel of crude oil transloaded. The net loss for the three months ended June 30, 2015 was driven by low transloading volume, interest expense related to the Operational Override and additional debt resulting from the joint venture membership interest purchase in December 2014 (see Note 10 to the Financial Statements), and the expense associated with subleasing and maintaining the fleet of rail cars.

Dakota Petroleum Transport Solutions, LLC (“DPTS”) experienced a net loss of $1.6 million for the three months ended June 30, 2016, compared to net income of $3.1 million for the same period of 2015. The decrease in net income was driven by an 82% decrease in revenue from crude oil transloading but was partially offset by a 49% decrease in cost of revenue as a result of transloading fewer barrels of crude oil and bringing the transloading services in-house during the second quarter of 2015.

Total revenue from crude oil transloading for the three months ended June 30, 2016 was $1.0 million, compared to $5.8 million for the same period of 2015. The decrease in revenue was driven by continued downward pressure on the domestic crude oil market leading to depressed crude oil prices, a decrease in total crude oil production in North Dakota, and a decrease in the percent of total production being moved via rail. The aforementioned factors ultimately lead to a 50% decrease in revenue per barrel transloaded and a 65% decrease in volume as DPTS transloaded 1.3 million barrels of crude oil (14,000 barrels per day) during the second quarter of 2016 compared to 3.6 million barrels of crude oil (39,000 barrels per day) during the same period of 2015. Total cost of revenue related to crude oil transloading for the second quarter of 2016 was $0.9 million, compared to $1.7 million for the same period of 2015. The 49% decrease was the result of transloading fewer barrels of crude oil during the second quarter of 2016 and bringing the transloading services in-house during the second quarter of 2015.

The net income of DPTS Sand, LLC for the three months ended June 30, 2016 was $0.5 million, compared to $1.0 million for the same period of 2015. Revenue from frac sand transloading was $0.6 million for the second quarter of 2016, compared to $1.6 million for the same period of 2015. Cost of revenue related to frac sand transloading was $0.1 million for the second quarter of 2016 compared to $0.5 million for the same period of 2015. The decreases in both revenue and cost of revenue were primarily driven by a 64% decrease in volume as DPTS Sand, LLC transloaded 70,000 short tons of frac sand during the second quarter of 2016 compared to 196,000 short tons of frac sand during the same period of 2015. The decrease in cost of revenue was also driven by bringing the frac sand transloading services in-house during the second quarter of 2015.

Effective November 30, 2014, we acquired the remaining ownership interest in DPTSM from Petroleum Transport Solutions, LLC (“PTS”) and immediately discontinued the purchase and sale of crude oil. We originally planned to maintain the fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arose but have since returned the rail cars to Western Petroleum Company (“Western Petroleum”) and commenced a lawsuit against Western Petroleum, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties (see Note 12 to the Financial Statements).

Interest expense was $2.3 million for the three months ended June 30, 2016 compared to $2.0 million for the same period of 2015. The increase was driven by an increase in the amortization of finance costs resulting from the refinancing of debt with SunTrust Bank and the increased interest expense on the outstanding promissory notes due to additional borrowings and an increase in interest rates including the addition of default and paid-in-kind interest. The increases were partially offset by the decrease in accrued Operational Override fees as a result of the reductions in fair value recorded in the third quarter of 2015 and the first quarter of 2016.

We did not record a change in Operational Override liability during the three months ended June 30, 2016. The change in Operational Override liability for the three months ended June 30, 2015 was $0.3 million, which represents the income realized as the result of transloading fewer barrels of crude oil during the second quarter of 2015 than the original volume estimate used to calculate the fair value of the liability.

We did not have a provision for income taxes for the three months ended June 30, 2016 due to the valuation allowance placed on the net deferred tax asset in 2015. The valuation allowance also caused the effective tax rate for the three months ended June 30, 2016 to be different than the federal statutory rate of 35%. We had a benefit from income taxes of $0.3 million and an effective tax rate of 37.6% for the three months ended June 30, 2015, which differed from federal statutory tax rate of 35% due to permanent differences and state taxes.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

We experienced a net loss of $5.1 million for the six months ended June 30, 2016, compared to a net loss of $0.4 million for the six months ended June 30, 2015. The net loss for the six months ended June 30, 2016 was primarily driven by the loss from operations resulting from decreases in both total barrels of crude oil and total tons of frac sand transloaded, a decrease in the price per barrel of crude oil transloaded, and the recognition of $1.3 million of bad debt expense and $1.1 million in legal fees related to the Settlement Agreement (see Note 11 to the Financial Statements). The aforementioned volume reductions and one-time expenses were partially offset by a $6.8 million gain realized from a revaluation of the Operational Override liability due to a material change in the estimated future volumes used to calculate its fair value. The net loss for the six months ended June 30, 2015 was driven by the interest expense related to the Operational Override and additional debt resulting from the joint venture membership interest purchase in December 2014 and the expense associated with subleasing and maintaining the fleet of rail cars. These losses were partially offset by income from operations of $4.6 million resulting from healthy crude oil (7.8 million barrels of crude oil) and frac sand (305,000 short tons) transloading throughput, the recognition of revenues from storing clients’ rail cars at our facility, and bringing the transloading services in-house during the second quarter of 2015.

Dakota Petroleum Transport Solutions, LLC (“DPTS”) experienced a net loss of $3.5 million for the six months ended June 30, 2016, compared to net income of $7.5 million for the same period of 2015. The decrease in net income was driven by a 75% decrease in revenue from crude oil transloading and the recognition of $1.3 million of bad debt expense related to the Settlement Agreement but was partially offset by a 46% decrease in cost of revenue as a result of transloading fewer barrels of crude oil and bringing the transloading services in-house during the second quarter of 2015.

Total revenue from crude oil transloading for the six months ended June 30, 2016 was $3.6 million, compared to $14.3 million for the same period of 2015. The decrease in revenue was driven by continued downward pressure on the domestic crude oil market leading to depressed crude oil prices, a decrease in total crude oil production in North Dakota, and a decrease in the percent of total crude oil production being moved via rail. The aforementioned factors ultimately lead to a 51% decrease in revenue per barrel transloaded and a 49% decrease in volume as DPTS transloaded 4.0 million barrels of crude oil (22,000 barrels per day) during the second quarter of 2016 compared to 7.8 million barrels of crude oil (43,000 barrels per day) during the same period of 2015. Total cost of revenue related to crude oil transloading for the six months ended June 30, 2016 was $1.9 million, compared to $3.6 million for the same period of 2015. The 49% decrease was the result of transloading fewer barrels of crude oil during the second quarter of 2016 and bringing the transloading services in-house during the second quarter of 2015.

The net income of DPTS Sand, LLC for the six months ended June 30, 2016 was $1.1 million compared to $1.5 million for the same period of 2015. Revenue from frac sand transloading was $1.2 million for the six months ended June 30, 2016 compared to $2.4 million for the same period of 2015. Cost of revenue related to frac sand transloading was $0.2 million for the six months ended June 30, 2016 compared to $0.9 million for the same period of 2015. The decreases in both revenue and cost of revenue were primarily driven by a 49% decrease in volume as DPTS Sand, LLC transloaded 155,000 short tons of frac sand during the six months ended June 30, 2016 compared to 305,000 short tons of frac sand during the same period of 2015. The decrease in cost of revenue was also driven by bringing the transloading services in-house during the second quarter of 2015.

As previously noted, effective November 30, 2014, we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We originally planned to maintain the fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arose but have since returned the rail cars to Western Petroleum and commenced a lawsuit against Western Petroleum, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties (see Note 12 to the Financial Statements).

Interest expense was $4.4 million for the six months ended June 30, 2016 compared to $4.0 million for the same period of 2015. The increase was driven by an increase in the amortization of finance costs resulting from the refinancing of debt with SunTrust Bank and the increased interest expense on the outstanding promissory notes due to additional borrowings and an increase in interest rates including the addition of default and paid-in-kind interest. The increases were partially offset by the decrease in accrued Operational Override fees resulting from the reductions in fair value recorded in the third quarter of 2015 and the first quarter of 2016.

The change in Operational Override liability for the six months ended June 30, 2016 was $6.8 million, compared to $0.5 million for the same period of 2015. The increase in the change in Operational Override liability was due to a reduction in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability. In the April 2016 edition of the Short-Term Energy and Summer Fuels Outlook, the EIA reduced their domestic crude oil production forecast and explained, “Because WTI crude oil prices are projected to remain below $40/b through the first half of 2017, EIA expects oil production to decline in most Lower 48 onshore oil production regions. The expectation of reduced cash flows in 2016 and 2017 has prompted many companies to scale back investment programs, deferring major new undertakings until a sustained price recovery occurs. The prospect of higher interest rates and tighter lending conditions will likely limit the availability of capital for many smaller producers, giving rise to distressed asset sales and consolidation of acreage holdings by more financially sound firms. Lower onshore investment is expected to reduce the count of oil-directed rigs and well completions in 2016 and 2017. Projected low oil prices throughout the forecast period are expected to limit onshore drilling activity and well completions, despite continued increases in rig and well productivity and falling drilling and completion costs.” As a result of the continued downward pressure on the crude oil market from macro-economic factors, the adjustment to the long-term volume forecast was made during the first quarter of 2016.

We did not have a provision for income taxes for the six months ended June 30, 2016 due to the valuation allowance placed on the net deferred tax asset in 2015. The valuation allowance also caused the effective tax rate for the six months ended June 30, 2016 to be different than the federal statutory rate of 35%. We had a benefit from income taxes of $0.2 million and an effective tax rate of 35.7% for the six months ended June 30, 2015, which differed from federal statutory tax rate of 35% due to permanent differences and state taxes.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share based amounts recognized under ASC Topic 718, and (v) non-cash changes related to the Operational Override liability. Adjusted EBITDA was $(1.5) million and $(4.2) million for the three and six months ended June 30, 2016, respectively, compared to $2.7 million and $6.4 million for the three and six months ended June 30, 2015, respectively. The decrease in 2016 Adjusted EBITDA was primarily driven by the loss from operations for the six months ended June 30, 2016 resulting from decreases in both total barrels of crude oil and total tons of frac sand transloaded, a decrease in the price per barrel of crude oil transloaded, the recognition of $1.3 million of bad debt expense and a $1.1 million increase in legal fees primarily related to the now completed, and previously disclosed, Lac Mégantic litigation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Loss	$(5,324,822)	$(549,950)	$(5,114,742)	$(366,957)
Add Back:
Income Tax Benefit	—	(331,000)	—	(203,500)
Depreciation and Amortization	1,262,626	1,140,326	2,525,149	2,248,340
Share Based Compensation	283,083	750,420	708,610	1,259,951
Interest Expense	2,292,357	2,012,040	4,404,460	3,958,782
Change in Operational Override Liability	—	(320,868)	(6,765,372)	(481,011)
Adjusted EBITDA	$(1,486,756)	$2,700,968	$(4,241,895)	$6,415,605

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, a $57.5 million revolving credit and term loan agreement with SunTrust Bank (“SunTrust”), and our additional financing capacity, which is dependent on capital and credit market conditions and our financial performance. Our cash and cash equivalents were approximately $0.7 million at June 30, 2016. The cash for the six months ended June 30, 2016 was primarily generated by the results of operations of DPTS Sand, LLC and the release and receipt of a portion of our previously restricted cash. The cash inflows were offset by the DPTS operating loss and our payments related to the principal and interest on the SunTrust debt and general and administrative expenses.

We had no available borrowings under the Revolving Credit Facility with SunTrust at June 30, 2016. We are focused on increasing the throughput and reducing the expenses at the transloading facility, but the decline in crude oil prices and contraction of the price spread between Brent and WTI has materially reduced the revenues that we are able to generate from our transloading operations, which, in turn, has negatively affected our working capital and income (loss) from operations. The potential for future crude oil prices to remain at their current low levels raises substantial doubt about our ability to meet our obligations when they come due and continue as a going concern.

As stated above, the EIA recently reduced their domestic crude oil production forecast. Despite the decline in demand and pricing for its services, we continue to pursue a number of actions including (i) actively engaging in discussions with SunTrust Bank focused on restructuring the existing promissory notes, (ii) minimizing capital expenditures, (iii) reducing general and administrative expenses, (iv) managing the operating costs at the transloading facility and (v) considering bankruptcy protection. We have engaged an advisor to assist with recapitalizing or restructuring our Company. These efforts continue in earnest, but we can provide no assurance that (x) our efforts will result in sufficient liquidity to satisfy our obligations as they come due or the ability to continue as a going concern or (y) we will not be forced to seek bankruptcy protection.

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

Cash Flows Used In Operating Activities

Net cash used in operating activities totaled $2.6 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, or an increase in cash used of approximately $2.1 million. The increase in cash used in operating activities was primarily due to the loss from operations for the six months ended June 30, 2016, which was partially offset by collections on accounts receivable and an increase in accrued expenses.

Cash Flows Used In Investing Activities

Net cash used in investing activities totaled $0.1 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $1.4 million was due to a decrease in cash paid for property and equipment during the six months ended June 30, 2016.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities totaled $1.6 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash provided of $1.0 million was primarily driven by an increase in principal payments made on the promissory notes during the six months ended June 30, 2016. During the six months ended June 30, 2016, we received cash flows from financing activities of $3.0 million related to the release of the previously restricted cash as part of the Settlement Agreement. During the six months ended June 30, 2015, we received cash flows from financing activities of $3.0 million related to additional borrowings under the Revolving Loan Facility.

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

Dakota Petroleum Transport Solutions, LLC

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, Dakota Petroleum Transport Solutions, LLC (“DPTS”) commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for crude oil transloading services (the “Transloading Case”). On November 2, 2015, World Fuel Services, Inc. answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTS Marketing LLC (“DPTSM”) against Western Petroleum Company, which was denied. World Fuel Services, Inc. filed a motion to dismiss for improper venue arguing that the case should be heard in New York. On April 1, 2016, the court granted that motion, finding that the governing contracts required the case to be litigated in New York. It dismissed the case without prejudice. On April 19, 2016, DPTS re-filed the case in the United States District Court for the Southern District of New York. On May 25, 2016, World Fuel Services, Inc. filed an answer to our complaint, and a pretrial conference is currently scheduled for August 12, 2016.

DPTS Marketing LLC

DPTS Marketing LLC v. Western Petroleum Company

On October 13, 2015, DPTSM commenced a Minnesota state court lawsuit against Western Petroleum Company (“Western Petroleum”), asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties. In initial motion practice, Western Petroleum moved to consolidate this case with the Transloading Case. The motion to consolidate was denied on December 29, 2015. Western Petroleum also moved to dismiss DPTSM’s claims, which the court denied on May 16, 2016. Following the court’s order denying Western Petroleum’s motion to dismiss, Western Petroleum filed its answer and a counterclaim for breach of contract against DPTSM. DPTSM filed a reply to that counterclaim denying any liability, and the pleadings were closed on June 15, 2016. The parties have exchanged some document discovery, but no depositions have taken place.

On July 8, 2016, the court entered an order upon the agreement of the parties staying all proceedings until September 6, 2016. On or before that date, the parties are obligated to provide an update about the status of the case, and in the event that the action is still active after that date, the parties will meet and confer, and the court will issue an amended scheduling order based on the parties’ stipulation and on the court’s scheduling requirements.

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

On April 13, 2016, World Fuel Services Corporation (“WFS”) filed an action in the United States District Court for the Southern District of New York against the above-referenced Dakota Plains entities (the “DAKP Parties”). The suit alleges claims for breach of a Guaranty Agreement and a Joinder Agreement. WFS seeks damages of at least $2,025,690 for the alleged failure to make an “operational override” payment, and an additional netted amount of $3,492,747 for the alleged failure to make railcar sublease payments. On May 25, 2016, the DAKP Parties filed a motion to dismiss the complaint; WFS has until August 22, 2016 to file its opposition to the motion to dismiss. A pretrial conference is currently scheduled for August 25, 2016.

Item 1A.	Risk Factors.

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 11, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results in the future.

If we are unable to repay or refinance our existing and potential future debt as it becomes due, we may be unable to continue as a going concern.

Our existing and potential future debt agreements threaten our ability to continue as a going concern as interest payments become due and the debt matures. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Credit Facility or other agreements governing our indebtedness, an event of default would result, which would permit acceleration of such debt and would permit our secured lender to foreclose on any of our assets securing such debt. Any accelerated debt would be immediately due and payable. While we will continue to pursue actions to minimize the risk of a default, including cost reductions, refinancing indebtedness prior to its maturity and extending maturity, there can be no assurance that these actions will be sufficient to avoid or cure a default, in which case we may be forced to sell all or a portion of our Company or its assets or seek protection under state or federal bankruptcy laws.

There is substantial doubt in our ability to maintain adequate liquidity.

The substantial reduction in crude oil prices has lowered our forecasted transloading volumes and, consequently, our forecasted cash from operations. We may not be able to generate sufficient cash or otherwise have the liquidity to meet our anticipated working capital, debt service and other liquidity needs. We believe that our forecasted cash will not be sufficient to satisfy our obligations as they come due unless we are able to obtain funds from a third party source on acceptable terms.

We have engaged a consultant to assist with reviewing all available options. These efforts continue in earnest, and we are considering all available strategic alternatives and financing possibilities. We cannot assure you that any of these efforts will result in terms acceptable to us or, if such transaction(s) occur, that they will result in sufficient cost reductions or additional cash flows to continue our operations. We also cannot be certain of the timing of any such transactions or their resulting benefits, if any. If we are not successful in the foregoing efforts or if we are otherwise restricted from satisfying our scheduled debt service obligations, the resulting default would have a material adverse effect on our business, operations, financial condition and cash flows and could jeopardize our ability to continue as a going concern.

Our current financial condition and decline in crude oil prices have adversely affected our business operations and our business prospects.

Our current financial condition and the decline in crude oil prices, along with the contraction of the spread between Brent and WTI and resulting uncertainty, have been disruptive to our business. Management has devoted substantial time and attention to improving our financial condition, thereby reducing its focus on operating the business. We may also lose employees as a result of uncertainties related to our financial condition. Further, our current financial condition and resulting uncertainty may cause operating partners to terminate their relationships with us or to tighten credit. These developments could have a material adverse effect on our business, operations, financial condition and cash flows.

The price of our common stock may fluctuate significantly.

The market price of our common stock is subject to significant fluctuations in response to, among other factors, variations in our operating results and market conditions specific to our business. Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. As such, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.

Our common stock is eligible for quotation on the over-the-counter-market and not listed on any national securities exchange.

As of July 11, 2016, our shares of common stock ceased to be listed on the NYSE MKT and automatically became eligible for quotation on the over-the-counter markets under the symbol “DAKP.” Despite eligibility for quotation, no assurance can be given that any market for our common stock will be maintained. Quotation on the over-the-counter markets is generally understood to be a less active, and therefore less liquid trading market than other types of markets such as a national securities exchange. In comparison to a listing on a national securities exchange, quotation on the over-the-counter markets is expected to have an adverse effect on the liquidity of shares of our common stock, both in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst and media coverage. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

Our common stock is a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is categorized as a “penny stock” as defined in Rule 3a51-1 of the Exchange Act and is subject to the requirements of Rule 15g-9 of the Exchange Act. Under this rule, broker-dealers who sell penny stocks must, among other things, provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million or average revenues equal to at least $6 million for each of the last three years.

The penny-stock rules substantially limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock in a public broker’s transaction, if at all, at the times and prices that you feel are fair or appropriate.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including penny stock issuers. We believe we are not currently eligible for the statutory safe harbor included in the Exchange. As a result, we will not have the benefit of this statutory safe harbor protection in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Under our 2011 Equity Incentive Plan, employees and directors may elect for our Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the grant, vesting and/or settlement of equity awards, including stock awards, restricted stock awards and settled restricted stock units. No such shares were withheld during the three months ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-36493.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015 (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dakota Plains Holdings, Inc. (3)

4.1	Rights Agreement dated as of January 24, 2016 between Dakota Plains Holdings, Inc. and Interwest Transfer Company, Inc., as Rights Agent (4)

10.1	Forbearance Agreement by and between the Lenders, SunTrust, and the Company, dated May 3, 2016 (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012 (file no. 000-53390).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2015.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 25, 2016.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2016.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016		DAKOTA PLAINS HOLDINGS, INC.

		By	/s/ James L. Thornton
James L. Thornton
Interim Chief Financial Officer (on behalf of registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Composite Second Amended and Restated Bylaws, as amended through June 11, 2015	Incorporated by Reference
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dakota Plains Holdings, Inc.	Incorporated by Reference
4.1	Rights Agreement dated as of January 24, 2016 between Dakota Plains Holdings, Inc. and Interwest Transfer Company, Inc., as Rights Agent	Incorporated by Reference
10.1	Forbearance Agreement by and between the Lenders, SunTrust, and the Company, dated May 3, 2016	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically