Form 10-Q
period 2016-09-30
DAKOTA PLAINS HOLDINGS, INC.
filed 2016-11-07
CIK 1367311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-36493

Dakota Plains Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-2543857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Grove Lane East Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 4, 2016, the registrant had 54,930,696 shares of common stock issued and outstanding.

Item 1.	Financial Statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$750,403	$1,821,482
Trade Receivables, Net	6,227,363	8,936,062
Income Tax Receivable	9,648	9,648
Other Current Assets	815,262	439,309
Other Receivables	42,038	42,038
Deferred Tax Asset	157,000	110,000
Total Current Assets	8,001,714	11,358,539
PROPERTY AND EQUIPMENT
Land	3,191,521	3,191,521
Site Development	5,829,639	5,829,639
Terminal	21,437,077	21,437,077
Machinery	18,218,163	18,218,163
Storage Tanks	15,299,541	15,299,541
Other Property and Equipment	3,013,914	3,123,163
Total Property and Equipment	66,989,855	67,099,104
Less – Accumulated Depreciation	14,683,145	10,908,003
Total Property and Equipment, Net	52,306,710	56,191,101
RESTRICTED CASH	—	3,000,593
OTHER ASSETS	512,901	512,901
Total Assets	$60,821,325	$71,063,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,679,599	$4,791,157
Accrued Expenses	9,761,943	4,149,601
Promissory Notes, SunTrust, Net	55,256,632	3,225,000
Operational Override Liability	—	1,879,607
Notes Payable – Vehicles	59,655	57,623
Total Current Liabilities	68,757,829	14,102,988
LONG-TERM LIABILITIES
Promissory Notes, SunTrust, Net	—	51,253,799
Operational Override Liability	7,409,490	32,426,367
Notes Payable – Vehicles	123,270	168,270
Deferred Tax Liability	157,000	110,000
Other Non-Current Liabilities	—	2,917
Total Long-Term Liabilities	7,689,760	83,961,353
Total Liabilities	76,447,589	98,064,341

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value $.001; 10,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock – Par Value $.001; 100,000,000 Shares Authorized; 54,930,696 and 55,175,363 Issued and Outstanding, Respectively	54,930	55,175
Additional Paid-In Capital	8,424,308	8,012,268
Accumulated Deficit	(24,105,502)	(35,068,650)
Total Stockholders’ Deficit	(15,626,264)	(27,001,207)
Total Liabilities and Stockholders’ Deficit	$60,821,325	$71,063,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Transloading Revenue	$1,239,076	$5,137,567	$4,808,021	$19,421,100
Sand Revenue	883,545	983,572	2,124,729	3,422,000
Rental Income	30,900	30,000	92,700	90,000
Other	81,000	—	271,000	1,316,700
Total Revenues	2,234,521	6,151,139	7,296,450	24,249,800
COST OF REVENUES (exclusive of items shown separately below)	741,648	1,303,801	2,630,841	5,594,297
OPERATING EXPENSES
Transloading Operating Expenses	417,707	837,646	3,271,630	3,241,892
General and Administrative Expenses	1,182,681	2,626,713	6,451,999	7,171,360
Depreciation and Amortization	1,260,994	1,256,837	3,786,143	3,505,177
Total Operating Expenses	2,861,382	4,721,196	13,509,772	13,918,429
INCOME (LOSS) FROM OPERATIONS	(1,368,509)	126,142	(8,844,163)	4,737,074
OTHER INCOME (EXPENSE)
Interest Expense (Net of Interest Income)	(2,684,713)	(2,068,419)	(7,089,173)	(6,027,201)
Change in Operational Override	20,131,112	9,987,725	26,896,484	10,469,736
Other Expense	—	—	—	(1,704,618)
Total Other Income (Expense)	17,446,399	7,919,306	19,807,311	2,737,917
INCOME BEFORE TAXES	16,077,890	8,045,448	10,963,148	7,474,991
INCOME TAX PROVISION	—	29,233,284	—	29,029,784
NET INCOME (LOSS)	$16,077,890	$(21,187,836)	$10,963,148	$(21,554,793)
Net Income (Loss) Per Common Share – Basic and Diluted	$0.29	$(0.39)	$0.20	$(0.40)
Weighted Average Shares Outstanding – Basic	54,803,454	54,317,463	54,767,046	54,196,842
Weighted Average Shares Outstanding – Diluted	55,025,630	54,317,463	55,158,510	54,196,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAKOTA PLAINS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$10,963,148	$(21,554,793)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation and Amortization	3,786,143	3,505,177
Amortization of Finance Costs	1,157,083	721,023
Loss on Disposal of Property and Equipment	4,301	—
Deferred Income Taxes	—	29,028,000
Decrease in Operational Override Liability	(26,896,484)	(10,469,736)
Provision for Losses on Accounts Receivable	1,403,253	—
Amortization of Deferred Rent	(5,250)	(5,250)
Non-Cash Compensation	33,681	—
Share-Based Compensation	508,141	1,884,485
Changes in Working Capital and Other Items:
Trade Receivables	1,305,446	(4,332,464)
Other Receivables	—	(626,239)
Income Taxes Receivable	—	5,155
Other Current Assets	(375,953)	(1,309,781)
Accounts Payable	(731,009)	(156,000)
Accrued Expenses	5,060,425	407,402
Restricted Cash	—	(444)
Net Cash Used In Operating Activities	(3,787,075)	(2,903,465)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(392,783)	(4,221,839)
Proceeds from Sale of Property and Equipment	2,500	—
Cash Paid for Deposits	—	(30,000)
Tenant Improvements Reimbursed	70,000	—
Net Cash Used In Investing Activities	(320,283)	(4,251,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Paid for Finance Costs	—	(43,124)
Payments on Common Shares Surrendered	(96,346)	(346,937)
Decrease in Restricted Cash	3,000,593	—
Advances on Promissory Notes, SunTrust	1,500,000	5,000,000
Payments on Promissory Notes, SunTrust	(1,325,000)	(562,500)
Proceeds from Notes Payable – Vehicles	—	270,165
Payments on Notes Payable – Vehicles	(42,968)	(30,278)
Payments on Operational Override Liability	—	(46,518)
Net Cash Provided By Financing Activities	3,036,279	4,240,808
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,071,079)	(2,914,496)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,821,482	4,690,706
CASH AND CASH EQUIVALENTS – END OF PERIOD	$750,403	$1,776,210
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$710,351	$4,320,449
Cash Paid During the Period for Income Taxes	$—	$1,784
Non-Cash Financing and Investing Activities:
Property and Equipment Included in Accounts Payable	$—	$1,114,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1.	Organization and Nature of Business

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

Liquidity

As of September 30, 2016, the Company had cash and cash equivalents and trade receivables of approximately $7.0 million and accounts payable and accrued expenses of approximately $13.4 million. In addition, it had $56.9 million aggregate principal amount of promissory notes due within the next twelve months.

The Company is focused on increasing the throughput and reducing the expenses at the transloading facility, but the decline in crude oil prices and contraction of the price spread between Brent and WTI has materially reduced the revenues that the Company is able to generate from its transloading operations, which, in turn, has negatively affected the Company’s working capital and income (loss) from operations. The potential for future crude oil prices to remain at their current low levels raises substantial doubt about the Company’s ability to meet its obligations when they come due and continue as a going concern. As a result, the Company is considering whether to seek bankruptcy protection.

Despite the decline in demand and pricing for its services, the Company continues to pursue several actions including (i) actively engaging in discussions with SunTrust Bank focused on restructuring the existing promissory notes, (ii) minimizing capital expenditures, (iii) reducing general and administrative expenses, (iv) managing the operating costs at the transloading facility and (v) considering bankruptcy protection. The Company has engaged an advisor to assist with recapitalizing or restructuring the Company. These efforts continue in earnest, but the Company can provide no assurance that (x) its efforts will result in sufficient liquidity to satisfy the Company’s obligations as they come due or the ability to continue as a going concern or (y) it will not be forced to seek bankruptcy protection.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the ability to meet obligations as they come due.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. At September 30, 2016, the allowance for doubtful accounts was $87,000. At December 31, 2015, there was no allowance for doubtful accounts.

The Company recorded bad debt expense of $1.4 million during the nine months ended September 30, 2016 that primarily related to the Settlement Agreement (see Note 11, Settlement Agreement). Bad debt expense is accounted for in transloading operating expenses on the statement of operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Estimated useful lives are as follows:
Site Development	15 years
Terminal	13 years
Machinery	5-13 years
Tanks	13 years
Other Property and Equipment	3-5 years
Land	—

Expenditures for leasehold improvements, replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $3.5 million for the three and nine months ended September 30, 2015, respectively.

Impairment

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified during the nine months ended September 30, 2016 and 2015.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time. The Company has recorded no liability for environmental obligations as of September 30, 2016 and December 31, 2015.

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

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained if it were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its condensed consolidated balance sheet.

For income tax purposes, the Company records Goodwill for the amount that the purchase price paid for an asset or group of assets exceeds the fair value of the assets acquired. Goodwill for income tax purposes is amortized over fifteen years.

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

Concentration of Risk

The three largest customers of DPTS accounted for approximately 100% and 94% of the total revenues from crude oil transloading for the three and nine months ended September 30, 2016, respectively, and 89% and 97% of the total revenues from crude oil transloading for the same periods ended September 30, 2015, respectively.

For the three and nine months ended September 30, 2016 and 2015, UNIMIN Corporation was the sole customer of DPTS Sand, LLC and accounted for 100% of total revenues from frac sand transloading.

The loss of any one of these customers could have a material adverse impact on the Company.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised or converted to common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted EPS. As the Company had losses for the three and nine month periods ended September 30, 2015, the potentially dilutive shares are anti-dilutive and thus excluded from the diluted EPS calculation.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted Average Common Shares Outstanding - Basic	54,803,454	54,317,463	54,767,046	54,196,842
Plus: Potentially Dilutive Common Shares, Stock Warrants, Restricted Stock, and Restricted Stock Units	222,176	—	391,464	—
Weighted Average Common Shares Outstanding - Diluted	55,025,630	54,317,463	55,158,510	54,196,842
Stock Warrants, Restricted Stock and Restricted Stock Units Excluded from EPS due to the Anti-Dilutive Effect	3,098,531	1,106,567	3,376,002	1,919,784

The following warrants, restricted stock and restricted stock units represented potentially dilutive shares as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Restricted Stock	127,241	756,149
Restricted Stock Units	456,570	1,624,121
Stock Warrants	2,071,000	2,771,000
Total Potentially Dilutive Shares	2,654,811	5,151,270

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

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the board of directors of the Company. No shares of preferred stock have been issued as of September 30, 2016 or December 31, 2015.

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

During the nine months ended September 30, 2016, a total of 586,042 shares of common stock were surrendered by certain executives and employees of the Company to satisfy tax obligations related to the vesting of restricted stock and restricted stock unit awards. The total value of these shares was $96,346, which was based on the closing market price on the date of surrender.

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

Warrants

The following table reflects the status of warrants outstanding at September 30, 2016:

	Warrants	Exercise Price	Expiration Date
February 1, 2011	1,000,000	$0.285	January 31, 2021
November 1, 2012	50,000	3.28	November 1, 2016
November 2, 2012	921,000	4.00	October 31, 2017
January 1, 2013	100,000	3.25	February 15, 2018
Outstanding and Exercisable at September 30, 2016	2,071,000

Warrants to purchase 700,000 shares of common stock expired during the nine months ended September 30, 2016.

No warrants were forfeited or exercised during the nine months ended September 30, 2016.

The Company recorded no general and administrative expense for the three and nine months ended September 30, 2016 and 2015, related to these warrants. There is no further general and administrative expense that will be recognized in future periods related to any warrants that have been granted as of September 30, 2016, as the Company recognized the entire fair value upon vesting.

Restricted Stock and Restricted Stock Unit Awards

The outstanding shares of restricted stock and restricted stock units vest over various terms with all shares of restricted stock and restricted stock units vesting no later than March 2018. The Company issued no shares of restricted stock and restricted stock units during the nine months ended September 30, 2016. As of September 30, 2016, there was $0.5 million of total unrecognized compensation expense related to unvested shares of restricted stock and restricted stock units. The Company has assumed a zero percent forfeiture rate on all grants. The Company recorded general and administrative expense related to shares of restricted stock and restricted stock units of $(200,469) and $508,141 for the three and nine months ended September 30, 2016, respectively, and $549,534 and $1,609,485 for the three and nine months ended September 30, 2015, respectively. The amounts recorded in general and administrative expense are net of forfeitures for all periods presented.

The following table reflects the outstanding restricted stock and restricted stock unit awards and activity related thereto for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Price
Restricted Stock and Restricted Stock Unit Awards:
Outstanding at the Beginning of Period	2,446,937	$1.93
Shares Forfeited	(826,176)	1.62
Lapse of Restrictions	(1,036,950)	2.26
Restricted Stock and Restricted Stock Units Outstanding at September 30, 2016	583,811	$1.77

6.	Promissory Notes

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

On May 3, 2016, the Borrowers entered into a Forbearance Agreement (the “Forbearance Agreement”) with SunTrust Bank.  Pursuant to the Forbearance Agreement, from May 3, 2016, until July 25, 2016 (later extended to November 30, 2016 pursuant to Forbearance Amendment No. 3 (as defined below)), SunTrust Bank agreed to forbear from exercising its rights and remedies available under the Credit Agreement but only to the extent that such rights and remedies arise exclusively as a result of the occurrence of certain anticipated events of default. Default interest shall accrue in accordance with the Credit Agreement for any interest paid-in-kind or if any anticipated or other events of default occur. The Forbearance Agreement also enables the Loan Parties to elect during the term of the Forbearance Agreement to make interest payments either in cash or through the payment-in-kind of additional interest and provides additional reporting requirements for the Company. The description and terms of the requirements are set forth in the Forbearance Agreement.

On July 5, 2016, the Borrowers entered into Amendment No. 3 to Revolving Credit and Term Loan Agreement, Amendment No. 1 to Forbearance Agreement and One Time Waiver of Revolving Loan Borrowing Requirements (“Amendment No. 3”) to amend (i) the Credit Agreement and (ii) the Forbearance Agreement. Among other things, Amendment No. 3 (a) amended the Credit Agreement to increase the Aggregate Revolving Commitment Amount (as defined in the Credit Agreement) to $20.5 million and (b) amended the Forbearance Agreement to (1) extend the Forbearance Termination Date to August 31, 2016, and (2) require the Borrowers to submit a restructuring plan to SunTrust Bank on or before August 1, 2016, together with a timeline for completing the restructuring plan. The Borrowers have met their obligations regarding the restructuring plan. Also, pursuant to Amendment No. 3, the Lenders made a one-time waiver of certain revolving loan borrowing requirements and funded $0.5 million on July 6, 2016.

On August 5, 2016, the Borrowers entered into Amendment No. 4 to Revolving Credit and Term Loan Agreement and One Time Waiver of Revolving Loan Borrowing Requirements (“Amendment No. 4”). Among other things, Amendment No. 4 amended the Credit Agreement to increase the Aggregate Revolving Commitment Amount (as defined in the Credit Agreement) to $21.5 million. Also, pursuant to Amendment No. 4, the Lenders made a one-time waiver of certain revolving loan borrowing requirements and funded $1.0 million on August 5, 2016.

On September 1, 2016, the Borrowers entered into Amendment No. 2 to Forbearance Agreement (“Forbearance Amendment No. 2”). Among other things, Forbearance Amendment No. 2 amended the Forbearance Agreement to (1) extend the Forbearance Termination Date to September 15, 2016, (2) require the Borrowers to cooperate with the financial or restructuring advisor appointed by SunTrust Bank, and (3) require the Borrowers to submit an operating plan and budget to SunTrust Bank on or before September 9, 2016. The Borrowers have met their obligations regarding the operating plan and budget.

On September 20, 2016, the Borrowers entered into Amendment No. 3 to Forbearance Agreement (“Forbearance Amendment No. 3”). Among other things, Forbearance Amendment No. 3 amended the Forbearance Agreement to (1) extend the Forbearance Termination Date to November 30, 2016, (2) require the Borrowers to cooperate with the financial or restructuring advisor appointed by SunTrust Bank, and (3) require the Borrowers to receive one or more executed letters of intent for the purchase of all or substantially all of the Borrowers’ equity or assets (such transaction, a “Potential Transaction”) from potential purchasers with demonstrated ability to close a Potential Transaction (each such Potential Purchaser, a “Potential Purchaser”) on or before October 30, 2016 and enter into a definitive asset purchase agreement for a Potential Transaction on or before November 20, 2016. There was $56.9 million outstanding under the Credit Facility at September 30, 2016.

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

The Company incurred finance costs of $3,923,409 related to the Credit Agreement. These costs were capitalized and are being amortized over the term of the Credit Agreement. The Company recognized interest expense related to these finance costs of $450,901 and $1,157,083 for the three and nine months ended September 30, 2016, respectively, and $240,341 and $721,023 for the three and nine months ended September 30, 2015, respectively.

7.	Income Taxes

The income tax provision for the three and nine months ended September 30, 2016 and 2015 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current Income Taxes	$—	$(5,716)	$—	$1,784
Deferred Income Taxes:
Federal	5,826,000	2,827,000	4,732,000	2,633,000
State	490,000	238,000	397,000	221,000
Valuation Allowance	(6,316,000)	26,174,000	(5,129,000)	26,174,000
Total Provision	$—	$29,233,284	$—	$29,029,784

The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within the income tax provision or benefit. For the nine months ended September 30, 2016 and 2015, the Company did not recognize any interest or penalties in the condensed consolidated statements of operations, nor did it have any interest or penalties accrued in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

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

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the most recent three-year period is difficult to overcome with any form of positive evidence that may exist. Accordingly, the valuation allowance against the Company’s deferred tax asset at September 30, 2016 and December 31, 2015, was $22.3 million and $27.4 million, respectively.

The 2015, 2014, and 2013 tax years remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Operational Override Liability – Current Liability	$—	$—	$—
Operational Override Liability – Non-Current Liability	—	—	(7,409,490)
Total Operational Override Liability	$—	$—	$(7,409,490)

December 31, 2015:
Operational Override Liability – Current Liability	$—	$—	$(1,879,607)
Operational Override Liability – Non-Current Liability	—	—	(32,426,367)
Total Operational Override Liability	$—	$—	$(34,305,974)

The level 3 liability consists of the liability related to the Operational Override (see Note 10, Membership Purchase Agreement).

The following table presents changes for the liability measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016:

Level 3 Financial Liabilities
Balance at December 31, 2015	$(34,305,974)
Less: Reduction in Forecasted Volumes	26,896,484
Balance at September 30, 2016	$(7,409,490)

10.	Membership Purchase Agreement

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

Dakota Plains Holdings, Inc., Craig McKenzie and Jim Thornton

Ryan R. Gilbertson v. Dakota Plains Holdings, Inc., Craig McKenzie and Jim Thornton

On September 23, 2016, Ryan R. Gilbertson commenced a Minnesota state court lawsuit against Dakota Plains Holdings, Inc. and Messrs. McKenzie and Thornton, individually, asserting breach of contract, declaratory judgment, fraud in the inducement, common law fraud and unjust enrichment relating to a note restructuring by the Company in December 2013 and for failing to provide indemnification. On October 4, 2016, Mr. Gilbertson filed a motion for temporary restraining order and temporary injunction as well as a motion for speedy hearing. On October 13, 2016, the Company filed its answer denying Mr. Gilbertson’s allegations and a counterclaim asserting fraud in the inducement and unjust enrichment against Mr. Gilbertson. A hearing on the motion for temporary restraining order and temporary injunction was held on October 18, 2016. On November 1, 2016, the court denied Mr. Gilbertson’s motion for injunctive relief.

Dakota Petroleum Transport Solutions, LLC

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, DPTS commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for crude oil transloading services (the “Transloading Case”). On November 2, 2015, World Fuel Services, Inc. answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTS Marketing LLC (“DPTSM”) against Western Petroleum Company, which was denied. World Fuel Services, Inc. filed a motion to dismiss for improper venue arguing that the case should be heard in New York. On April 1, 2016, the court granted that motion, finding that the governing contracts required the case to be litigated in New York. It dismissed the case without prejudice. On April 19, 2016, DPTS re-filed the case in the United States District Court for the Southern District of New York. On May 25, 2016, World Fuel Services, Inc. filed an answer to the DPTS complaint, and a pretrial conference is scheduled for November 14, 2016.

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

On July 8, 2016, the court entered an order upon the agreement of the parties staying all proceedings until September 6, 2016. By order dated September 13, 2016, the stay was extended through October 21, 2016. On October 25, 2016, the Court again extended the stay through December 2, 2016. On or before that date, the parties are obligated to provide an update about the status of the case, and in the event that the action is still active after that date, the parties will meet and confer, and the court will issue an amended scheduling order based on the parties’ stipulation and on the court’s scheduling requirements.

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

On April 13, 2016, World Fuel Services Corporation (“WFS”) filed an action in the United States District Court for the Southern District of New York against the above-referenced Dakota Plains entities (the “DAKP Parties”). The suit alleges claims for breach of a Guaranty Agreement and a Joinder Agreement. WFS seeks damages of at least $2,025,690 for the alleged failure to make an “operational override” payment, and an additional netted amount of $3,492,747 for the alleged failure to make railcar sublease payments. On May 25, 2016, the DAKP Parties filed a motion to dismiss the complaint; WFS has until November 7, 2016 to file its opposition to the motion to dismiss. A pretrial conference is scheduled for November 18, 2016.

13.	Subsequent Events

The Borrowers entered into Amendment No. 4 to Forbearance Agreement ("Forbearance Amendment No. 4") effective as of October 31, 2016. Among other things, Forbearance Amendment No. 4 amended the Forbearance Agreement to (1) extend the Forbearance Termination Date to January 3, 2017, and (2) require the Borrowers to receive one or more executed letters of intent for the purchase of all or substantially all of the Borrowers' equity or assets (such transaction, a "Potential Transaction") from potential purchasers with demonstrated ability to close a Potential Transaction (each such Potential Purchaser, a "Potential Purchaser") on or before November 18, 2016 and enter into a definitive asset purchase agreement for a Potential Transaction on or before December 13, 2016.

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

Because current crude oil production in North Dakota exceeds existing pipeline takeaway capacity, rail transloading facilities are necessary to efficiently capture the demand for transportation of supplies and products to and from the oil fields. As such, we adopted a crude by rail model and built the Pioneer Terminal, which has given us the ability to efficiently facilitate the loading and transporting of crude oil and related products to and from the Bakken oil fields. According to the North Dakota Pipeline Authority, as of August 2016, the crude by rail industry was transporting approximately 29% of the total crude oil takeaway, which was down from 47% as of August 2015.

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

Some crude oil well operators continue to haul crude oil via semi-truck as far as 100 miles one way from New Town to various crude by rail facilities to load crude oil produced from wells located in the Parshall Oil Field onto railway systems at significant additional cost compared to the services offered by our facility. In August 2016, North Dakota produced 1.0 million barrels of crude oil per day. We estimate crude oil production within approximately a 75-mile radius of our facility to represent 80% of the volume, or approximately 800,000 barrels of crude oil per day.

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

Current Business Drivers

As reported in the Annual Energy Outlook 2016 dated August 2016 (“AEO2016”), the EIA forecasts total U.S. crude oil production to reach its peak around the year 2040: “Total U.S. oil production in the AEO2016 Reference case falls from 9.4 million barrels per day (b/d) in 2015 to 8.6 million b/d in 2017. After 2017, the total production grows to 11.3 million b/d in 2040 as real (2016 dollars) crude oil prices recover from an annual average of less than $50/barrel (b) in 2017 to more than $130/b in 2040. The Lower 48 states lead the increase in crude oil production, which results largely from higher oil prices, continued advances in industry practices, and further development of technologies that reduce costs and allow for increased recovery of tight oil resources.” They go on to state, “The Bakken, Western Gulf Basin (including the Eagle Ford play), and Permian Basin lead the continued development of tight oil resources in the Lower 48 states in the Reference case. With the recent decline in oil prices, tight oil production shows the largest reduction, from 4.9 million b/d in 2015 to 4.2 million b/d in 2017, before increasing to 7.1 million b/d in 2040. After 2017, higher oil prices, as well as ongoing exploration, appraisal, and development programs that expand operator knowledge about producing reservoirs, could result in the identification of additional tight oil resources and the development of technologies that reduce costs and increase oil recovery.”

Throughout the year, the EIA monitors price and inventory levels as well as various global economic indicators and revises the forecast as necessary. In their most recent publication of the Short-Term Energy Outlook dated October 2016, the EIA maintained their AEO2016 U.S. crude oil production levels but highlighted the improved financial conditions of certain U.S. onshore oil producers: “Second quarter 2016 financial results for 46 publicly traded U.S. onshore oil producers showed improved financial conditions compared with the first quarter. Cash from operations increased from the first quarter to the second quarter of 2016, reflecting higher crude oil prices. Many companies improved operating efficiency, reduced costs, and improved their balance sheets as crude oil prices stabilized. Higher prices also provided the opportunity for these companies to hedge future production at more favorable price levels, with recent price increases likely encouraging additional hedging activity. Capital expenditures at these companies also rose in the second quarter from the first quarter, the only quarter-over-quarter increase since 2014. Even last year, when higher oil prices in the spring and summer also led to increased cash flow, these companies were still reducing capital expenditures. Rising active rig counts implied renewed drilling across U.S. basins, and several merger and acquisition announcements suggest that some companies were actively expanding investment budgets in the second quarter of this year.” Even though the EIA is forecasting short-term production declines, they expect production to begin to rise in late 2017 due to rig and well productivity improvements, forecasted crude oil price increases, and declining drilling and completion costs.

According to the NDIC Department of Mineral Resources October edition of the Director’s Cut publication, there were 33 active drilling rigs in North Dakota as of October 13, 2016, down from the all-time high of 218 in May 2012. The publication goes on to support the EIA’s recent assertions by stating, “Operators remain committed to running the minimum number of rigs while oil prices remain below $60/barrel WTI. The number of well completions rose from 44 in July to 59 (preliminary) in August. Oil price weakness is the primary reason for the slow-down and is now anticipated to last into at least the fourth quarter of this year and perhaps into the second quarter of 2017.” The publication adds, “Operators have a significant permit inventory should a return to the drilling price point occur in the next 12 months.”

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

As of August 2016, North Dakota ranked second in the United States behind only Texas in terms of crude oil production, but the lack of capacity within the trunk pipelines and lack of geographical flexibility to serve many potential markets is driving competition within the crude oil transloading and storage industry. According to the North Dakota Pipeline Authority, as of August 2016, the crude by rail industry was transporting approximately 29% of the total crude oil takeaway, which was down from 47% as of August 2015. This competition is expected to become increasingly intense as production continues to decrease, margins tighten, and new pipelines are approved. On July 26, 2016, the Army Corps of Engineers gave their final approval to the Dakota Access pipeline, which will stretch more than 1,150 miles from North Dakota through South Dakota and Iowa and into Illinois where it will terminate near Patoka, Illinois. The pipeline will transport approximately 450,000 barrels of crude oil per day and have a maximum capacity of approximately 570,000 barrels of crude oil per day. It is expected to be operational by the end of 2016, which will result in the total pipeline takeaway capacity equaling or exceeding current crude oil production levels in North Dakota. Even if this does occur, railroads provide much more than just transportation capacity. They allow energy market participants to quickly shift deliveries to different markets, enabling producers to offer the most attractive price when they sell their product to the market. The rail industry has recognized this competitive advantage, as evidenced by the expenditure of billions of dollars on rail infrastructure and equipment in recent years.

Results of Operations

The following tables illustrate the statements of operations by operating segment for the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$1,239,076	$—	$—	$1,239,076
Sand Revenue	—	—	883,545	—	883,545
Rental Income	151,695	—	—	(120,795)	30,900
Other	—	81,000	—	—	81,000
Total Revenues	151,695	1,320,076	883,545	(120,795)	2,234,521

COST OF REVENUES (exclusive of items shown separately below)	—	782,770	73,364	(114,486)	741,648

OPERATING EXPENSES
Transloading Operating Expenses	—	424,016	—	(6,309)	417,707
General and Administrative Expenses	1,182,681	—	—	—	1,182,681
Depreciation and Amortization	52,013	1,208,981	—	—	1,260,994
Total Operating Expenses	1,234,694	1,632,997	—	(6,309)	2,861,382

INCOME (LOSS) FROM OPERATIONS	$(1,082,999)	$(1,095,691)	$810,181	$—	$(1,368,509)

Nine Months Ended:
REVENUES
Transloading Revenue	$—	$4,808,021	$—	$—	$4,808,021
Sand Revenue	—	—	2,124,729	—	2,124,729
Rental Income	455,085	—	—	(362,385)	92,700
Other	—	271,000	—	—	271,000
Total Revenues	455,085	5,079,021	2,124,729	(362,385)	7,296,450

COST OF REVENUES (exclusive of items shown separately below)	—	2,721,277	253,022	(343,458)	2,630,841

OPERATING EXPENSES
Transloading Operating Expenses	—	3,285,774	4,783	(18,927)	3,271,630
General and Administrative Expenses	6,451,999	—	—	—	6,451,999
Depreciation and Amortization	156,656	3,629,487	—	—	3,786,143
Total Operating Expenses	6,608,655	6,915,261	4,783	(18,927)	13,509,772

INCOME (LOSS) FROM OPERATIONS	$(6,153,570)	$(4,557,517)	$1,866,824	$—	$(8,844,163)

	September 30, 2015
	Dakota Plains Holdings, Inc.	Dakota Petroleum Transport Solutions, LLC	DPTS Sand, LLC	Eliminations	Consolidated
Three Months Ended:
REVENUES
Transloading Revenue	$—	$5,137,567	$—	$—	$5,137,567
Sand Revenue	—	—	983,572	—	983,572
Rental Income	150,795	—	—	(120,795)	30,000
Total Revenues	150,795	5,137,567	983,572	(120,795)	6,151,139

COST OF REVENUES (exclusive of items shown separately below)	—	1,287,174	131,113	(114,486)	1,303,801

OPERATING EXPENSES
Transloading Operating Expenses	—	843,399	556	(6,309)	837,646
General and Administrative Expenses	2,626,713	—	—	—	2,626,713
Depreciation and Amortization	50,820	1,206,017	—	—	1,256,837
Total Operating Expenses	2,677,533	2,049,416	556	(6,309)	4,721,196

INCOME (LOSS) FROM OPERATIONS	$(2,526,738)	$1,800,977	$851,903	$—	$126,142

Nine Months Ended:
REVENUES
Transloading Revenue	$—	$19,421,100	$—	$—	$19,421,100
Sand Revenue	—	—	3,422,000	—	3,422,000
Rental Income	452,385	—	—	(362,385)	90,000
Other	—	1,316,700	—	—	1,316,700
Total Revenues	452,385	20,737,800	3,422,000	(362,385)	24,249,800

COST OF REVENUES (exclusive of items shown separately below)	—	4,866,851	1,070,904	(343,458)	5,594,297

OPERATING EXPENSES
Transloading Operating Expenses	—	3,257,050	3,769	(18,927)	3,241,892
General and Administrative Expenses	7,171,360	—	—	—	7,171,360
Depreciation and Amortization	150,445	3,354,732	—	—	3,505,177
Total Operating Expenses	7,321,805	6,611,782	3,769	(18,927)	13,918,429

INCOME (LOSS) FROM OPERATIONS	$(6,869,420)	$9,259,167	$2,347,327	$—	$4,737,074

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

We experienced net income of $16.1 million for the three months ended September 30, 2016, compared to a net loss of $21.2 million for the three months ended September 30, 2015. The net income for the three months ended September 30, 2016 was driven by a $20.1 million gain realized from a revaluation of the Operational Override liability due to a material change in the estimated future volumes used to calculate its fair value and a $1.9 million reduction in total operating expenses due to recently implemented cost management initiatives. These gains were partially offset by the loss from operations resulting from decreases in both total barrels of crude oil transloaded and price per barrel as well as the interest expense recognized on the outstanding promissory notes. The net loss for the three months ended September 30, 2015 was driven by the valuation allowance on our deferred tax assets of approximately $26.2 million, which was partially offset by the gain realized from a revaluation of the Operational Override liability due to a decrease in the estimated future volume used to calculate the fair value of the liability and improved operating efficiencies in the crude oil and frac sand transloading entities.

Dakota Petroleum Transport Solutions, LLC (“DPTS”) experienced a net loss of $1.1 million for the three months ended September 30, 2016, compared to net income of $1.8 million for the same period of 2015. The decrease in net income was driven by an 76% decrease in revenue from crude oil transloading but was partially offset by a 39% decrease in cost of revenue. Total revenue from crude oil transloading for the three months ended September 30, 2016 was $1.2 million, compared to $5.1 million for the same period of 2015. The decrease in revenue was driven by continued downward pressure on the domestic crude oil market leading to depressed crude oil prices, a decrease in total crude oil production in North Dakota, and a decrease in the percent of total production being moved via rail. The aforementioned factors lead to a 24% decrease in revenue per barrel transloaded and a 68% decrease in volume as DPTS transloaded 1.5 million barrels of crude oil (16,000 barrels per day) during the three months ended September 30, 2016 compared to 4.6 million barrels of crude oil (50,000 barrels per day) during the same period of 2015. Total cost of revenue related to crude oil transloading for the three months ended September 30, 2016 was $0.8 million, compared to $1.3 million for the same period of 2015. The 39% decrease was the result of transloading fewer barrels of crude oil and cost management initiatives such as bringing the transloading services in-house.

The net income of DPTS Sand, LLC for the three months ended September 30, 2016 was $0.8 million, compared to $0.9 million for the same period of 2015. Revenue from frac sand transloading was $0.9 million for the three months ended September 30, 2016, compared to $1.0 million for the same period of 2015. Cost of revenue related to frac sand transloading was $0.1 million for the three months ended September 30, 2016 and 2015. The decrease in revenue was driven by a 21% decrease in volume as DPTS Sand, LLC transloaded 110,000 short tons of frac sand during the three months ended September 30, 2016 compared, to 141,000 short tons of frac sand during the same period of 2015.

Effective November 30, 2014, we acquired the remaining ownership interest in DPTSM from Petroleum Transport Solutions, LLC (“PTS”) and immediately discontinued the purchase and sale of crude oil. We initially planned to maintain the fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arose but have since returned the rail cars to Western Petroleum Company (“Western Petroleum”) and commenced a lawsuit against Western Petroleum, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties (see Note 12 to the Financial Statements).

Interest expense was $2.7 million for the three months ended September 30, 2016, compared to $2.1 million for the same period of 2015. The increase was driven by an increase in the amortization of finance costs resulting from the refinancing of debt with SunTrust Bank and the increased interest expense on the outstanding promissory notes due to additional borrowings and an increase in interest rates including the addition of default and paid-in-kind interest. The increases were partially offset by the decrease in interest expense related to the Operational Override liability resulting from the reductions in fair value recorded in the three months ended September 30, 2015 and the three months ended March 31, 2016.

The change in Operational Override liability was $20.1 million for the three months ended September 30, 2016, compared to $10.0 million for the same period of 2015. The increase in the change in Operational Override liability was due to an additional reduction in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability recognized during the three months ended September 30, 2016. As reported in the Annual Energy Outlook 2016 dated August 2016 (“AEO2016”), the U.S. Energy Information Administration (the “EIA”) forecasts total U.S. crude oil production to decline from 9.4 million barrels per day in 2015 to 8.6 million barrels per day in 2017. The publication goes on to state, “The Bakken, Western Gulf Basin (including the Eagle Ford play), and Permian Basin lead the continued development of tight oil resources in the Lower 48 states in the Reference case. With the recent decline in oil prices, tight oil production shows the largest reduction, from 4.9 million b/d in 2015 to 4.2 million b/d in 2017.” The significant decline in our crude oil transloading volume during the second and third quarters of 2016 supports these sentiments as we transloaded 1.3 million barrels of crude oil (14,000 barrels per day) during the three months ended June 30, 2016 and 1.5 million barrels of crude oil (16,000 barrels per day) during the three months ended September 30, 2016 compared to 4.4 million barrels of crude oil (47,000 barrels per day) during the three months ended December 31, 2015 and 2.7 million barrels of crude oil (30,000 barrels per day) during the three months ended March 31, 2016. As a result of the continued downward pressure on the crude oil market from macro-economic factors and the material decrease in the actual barrels transloaded to date in 2016, we adjusted our long-term volume forecast during the third quarter of 2016. The change in Operational Override liability for the three months ended September 30, 2015 was $10.0 million, which also represented a decrease in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability.

We did not have a provision for income taxes for the three months ended September 30, 2016 due to the valuation allowance placed on the net deferred tax asset in 2015. The valuation allowance also caused the effective tax rate for the three months ended September 30, 2016 to be different than the federal statutory rate of 35%.  We had a provision for income taxes of $29.2 million and an effective tax rate of 363.4% for the three months ended September 30, 2015, which differed from federal statutory tax rate of 35% due to the valuation allowance, permanent differences and state tax rates.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

We experienced net income of $11.0 million for the nine months ended September 30, 2016, compared to a net loss of $21.6 million for the nine months ended September 30, 2015. The net income for the nine months ended September 30, 2016 was primarily driven by a $26.9 million gain realized from the revaluation of the Operational Override liability due to a material change in the estimated future volumes used to calculate its fair value and a $1.9 million reduction in total operating expenses due to recently implemented cost management initiatives. The aforementioned gain and cost reductions were partially offset by the loss from operations resulting from decreases in both total barrels of crude oil and total tons of frac sand transloaded, a decrease in the price per barrel of crude oil transloaded, an increase the interest expense recognized on the outstanding promissory notes, and the recognition of $1.3 million of bad debt expense and $1.1 million in legal fees related to the Settlement Agreement (see Note 11 to the Financial Statements). The net loss for the nine months ended September 30, 2015 was driven by the valuation allowance on our deferred tax assets of approximately $26.2 million, which was partially offset by improved operating efficiencies in the crude oil and frac sand transloading entities and the gain realized from a revaluation of the Operational Override liability due to a material change in the estimated future cash outflows used to calculate the fair value of the liability.

Dakota Petroleum Transport Solutions, LLC (“DPTS”) experienced a net loss of $4.6 million for the nine months ended September 30, 2016, compared to net income of $9.3 million for the same period of 2015. The decrease in net income was driven by a 76% decrease in revenue from crude oil transloading and the recognition of $1.3 million of bad debt expense related to the Settlement Agreement but was partially offset by a 44% decrease in cost of revenue. Total revenue from crude oil transloading for the nine months ended September 30, 2016 was $4.8 million, compared to $19.4 million for the same period of 2015. The decrease in revenue was driven by continued downward pressure on the domestic crude oil market leading to depressed crude oil prices, a decrease in total crude oil production in North Dakota, and a decrease in the percent of total crude oil production being moved via rail. The aforementioned factors lead to a 44% decrease in revenue per barrel transloaded and a 56% decrease in volume as DPTS transloaded 5.5 million barrels of crude oil (20,000 barrels per day) during the nine months ended September 30, 2016, compared to 12.4 million barrels of crude oil (45,000 barrels per day) during the same period of 2015. Total cost of revenue related to crude oil transloading for the nine months ended September 30, 2016 was $2.7 million, compared to $4.9 million for the same period of 2015. The 44% decrease resulted from transloading fewer barrels of crude oil during the nine months ended September 30, 2016 and bringing the transloading services in-house during the second quarter of 2015.

The net income of DPTS Sand, LLC for the nine months ended September 30, 2016 was $1.9 million, compared to $2.3 million for the same period of 2015. Revenue from frac sand transloading was $2.1 million for the nine months ended September 30, 2016, compared to $3.4 million for the same period of 2015. Cost of revenue related to frac sand transloading was $0.3 million for the nine months ended September 30, 2016, compared to $1.1 million for the same period of 2015. The decreases in both revenue and cost of revenue were primarily driven by a 40% decrease in volume as DPTS Sand, LLC transloaded 266,000 short tons of frac sand during the nine months ended September 30, 2016, compared to 446,000 short tons of frac sand during the same period of 2015. The decrease in cost of revenue was also driven by bringing the transloading services in-house during the second quarter of 2015.

As previously noted, effective November 30, 2014, we acquired the remaining ownership interest in DPTSM from PTS and immediately discontinued the purchase and sale of crude oil. We initially planned to maintain the fleet of rail cars with the intent to sublease and/or utilize them in our operations if the need arose but have since returned the rail cars to Western Petroleum and commenced a lawsuit against Western Petroleum, asserting claims for fraud in the inducement, reckless misrepresentation, tortious interference with prospective economic advantage, breach of contract, unjust enrichment, and declaratory judgment relating to railcar sublease agreements signed between the parties (see Note 12 to the Financial Statements).

Interest expense was $7.1 million for the nine months ended September 30, 2016, compared to $6.0 million for the same period of 2015. The increase was driven by an increase in the amortization of finance costs resulting from the refinancing of debt with SunTrust Bank and the increased interest expense on the outstanding promissory notes due to additional borrowings and an increase in interest rates including the addition of default and paid-in-kind interest. The increases were partially offset by the decrease in interest expense related to the Operational Override liability resulting from the reductions in fair value recorded in the third quarter of 2015 and the first quarter of 2016.

The change in Operational Override liability for the nine months ended September 30, 2016 was $26.9 million, compared to $10.5 million for the same period of 2015. The increase in the change in Operational Override liability was due to additional reductions in the long-term estimated daily crude oil transloading volume used to calculate the fair value of the liability recognized during the first and third quarters of 2016. As reported in the Annual Energy Outlook 2016 dated August 2016 (“AEO2016”), the U.S. Energy Information Administration (the “EIA”) forecasts total U.S. crude oil production to decline from 9.4 million barrels per day in 2015 to 8.6 million barrels per day in 2017. The publication goes on to state, “The Bakken, Western Gulf Basin (including the Eagle Ford play), and Permian Basin lead the continued development of tight oil resources in the Lower 48 states in the Reference case. With the recent decline in oil prices, tight oil production shows the largest reduction, from 4.9 million b/d in 2015 to 4.2 million b/d in 2017.” The significant decline in our crude oil transloading volume in 2016 supports these sentiments as we transloaded an average of 30,000 barrels per day during the three months ended March 31, 2016, 14,000 barrels per day during the three months ended June 30, 2016 and 16,000 barrels per day during the three months ended September 30, 2016 compared to an average transloading volume of 46,000 barrels per day in 2015. As a result of the continued downward pressure on the crude oil market from macro-economic factors and the material decrease in the actual barrels transloaded to date in 2016, we adjusted our long-term volume forecast during the third quarter of 2016.

We did not have a provision for income taxes for the nine months ended September 30, 2016 due to the valuation allowance placed on the net deferred tax asset in 2015. The valuation allowance also caused the effective tax rate for the nine months ended September 30, 2016 to be different than the federal statutory rate of 35%. We had a provision for income taxes of $29.0 million and an effective tax rate of 388.4% for the nine months ended September 30, 2015, which differed from federal statutory tax rate of 35% due to the valuation allowance, permanent differences and state tax rates.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash expenses relating to share-based amounts recognized under ASC Topic 718, and (v) non-cash changes related to the Operational Override liability. Adjusted EBITDA was $(0.3) million and $(4.5) million for the three and nine months ended September 30, 2016, respectively, compared to $2.0 million and $8.4 million for the three and nine months ended September 30, 2015, respectively. The decrease in 2016 Adjusted EBITDA was primarily driven by the loss from operations for the nine months ended September 30, 2016 resulting from decreases in both total barrels of crude oil and total short tons of frac sand transloaded, a decrease in the price per barrel of crude oil transloaded, the recognition of $1.4 million of bad debt expense, and a $1.1 million increase in legal fees primarily related to the now completed, and previously disclosed, Lac Mégantic litigation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income (Loss)	$16,077,890	$(21,187,836)	$10,963,148	$(21,554,793)
Add Back:
Income Tax Provision	—	29,233,284	—	29,029,784
Depreciation and Amortization	1,260,994	1,256,837	3,786,143	3,505,177
Share Based Compensation	(200,469)	624,534	508,141	1,884,485
Interest Expense	2,684,713	2,068,419	7,089,173	6,027,201
Change in Operational Override Liability	(20,131,112)	(9,987,725)	(26,896,484)	(10,469,736)
Adjusted EBITDA	$(307,984)	$2,007,513	$(4,549,879)	$8,422,118

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, a $59.0 million revolving credit and term loan agreement with SunTrust Bank (“SunTrust”), and our additional financing capacity, which is dependent on capital and credit market conditions and our financial performance. Our cash and cash equivalents were approximately $0.8 million at September 30, 2016. The cash for the nine months ended September 30, 2016 was primarily generated by the results of operations of DPTS Sand, LLC, additional borrowings on the revolving credit and term loan agreement, and the release and receipt of a portion of our previously restricted cash. The cash inflows were offset by the DPTS operating loss and our payments related to the principal and interest on the SunTrust debt and general and administrative expenses.

We had no available borrowings under the Revolving Credit Facility with SunTrust at September 30, 2016. We are focused on increasing the throughput and reducing the expenses at the transloading facility, but the decline in crude oil prices and contraction of the price spread between Brent and WTI has materially reduced the revenues that we are able to generate from our transloading operations, which, in turn, has negatively affected our working capital and income (loss) from operations. The potential for future crude oil prices to remain at their current low levels raises substantial doubt about our ability to meet our obligations when they come due and continue as a going concern. As a result, we are considering whether to seek bankruptcy protection.

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

Cash Flows Used In Operating Activities

Net cash used in operating activities totaled $3.8 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively, or an increase in cash used of approximately $0.9 million. The increase in cash used in operating activities was primarily due to the loss from operations for the nine months ended September 30, 2016, which was partially offset by collections on accounts receivable and an increase in accrued expenses.

Cash Flows Used In Investing Activities

Net cash used in investing activities totaled $0.3 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $4.0 million was due to a decrease in cash paid for property and equipment during the nine months ended September 30, 2016.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities totaled $3.0 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash provided of $1.2 million was primarily driven by an increase in principal payments made on the promissory notes and a decrease in additional borrowings under the Revolving Loan Facility during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we received cash flows from financing activities of $3.0 million related to the release of the previously restricted cash as part of the Settlement Agreement and $1.5 million of additional borrowings under the Revolving Loan Facility. During the nine months ended September 30, 2015, we received cash flows from financing activities of $5.0 million related to additional borrowings under the Revolving Loan Facility.

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

Dakota Plains Holdings, Inc., Craig McKenzie and Jim Thornton

Ryan R. Gilbertson v. Dakota Plains Holdings, Inc., Craig McKenzie and Jim Thornton

On September 23, 2016, Ryan R. Gilbertson commenced a Minnesota state court lawsuit against Dakota Plains Holdings, Inc. and Messrs. McKenzie and Thornton, individually, asserting breach of contract, declaratory judgment, fraud in the inducement, common law fraud and unjust enrichment relating to a note restructuring by our Company in December 2013 and for failing to provide indemnification. On October 4, 2016, Mr. Gilbertson filed a motion for temporary restraining order and temporary injunction as well as a motion for speedy hearing. On October 13, 2016, our Company filed its answer denying Mr. Gilbertson’s allegations and a counterclaim asserting fraud in the inducement and unjust enrichment against Mr. Gilbertson. A hearing on the motion for temporary restraining order and temporary injunction was held on October 18, 2016. On November 1, 2016, the court denied Mr. Gilbertson’s motion for injunctive relief.

Dakota Petroleum Transport Solutions, LLC

Dakota Petroleum Transport Solutions, LLC v. World Fuel Services, Inc.

On October 13, 2015, Dakota Petroleum Transport Solutions, LLC (“DPTS”) commenced a Minnesota state court lawsuit against World Fuel Services, Inc., asserting claims for breach of contract and unjust enrichment relating to unpaid fees and costs for crude oil transloading services (the “Transloading Case”). On November 2, 2015, World Fuel Services, Inc. answered the complaint and filed a motion to consolidate the action with the lawsuit commenced by DPTS Marketing LLC (“DPTSM”) against Western Petroleum Company, which was denied. World Fuel Services, Inc. filed a motion to dismiss for improper venue arguing that the case should be heard in New York. On April 1, 2016, the court granted that motion, finding that the governing contracts required the case to be litigated in New York. It dismissed the case without prejudice. On April 19, 2016, DPTS re-filed the case in the United States District Court for the Southern District of New York. On May 25, 2016, World Fuel Services, Inc. filed an answer to the DPTS complaint, and a pretrial conference is scheduled for November 14, 2016.

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

On July 8, 2016, the court entered an order upon the agreement of the parties staying all proceedings until September 6, 2016. By order dated September 13, 2016, the stay was extended through October 21, 2016. On October 25, 2016, the Court again extended the stay through December 2, 2016. On or before that date, the parties are obligated to provide an update about the status of the case, and in the event that the action is still active after that date, the parties will meet and confer, and the court will issue an amended scheduling order based on the parties’ stipulation and on the court’s scheduling requirements.

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

On April 13, 2016, World Fuel Services Corporation (“WFS”) filed an action in the United States District Court for the Southern District of New York against the above-referenced Dakota Plains entities (the “DAKP Parties”). The suit alleges claims for breach of a Guaranty Agreement and a Joinder Agreement. WFS seeks damages of at least $2,025,690 for the alleged failure to make an “operational override” payment, and an additional netted amount of $3,492,747 for the alleged failure to make railcar sublease payments. On May 25, 2016, the DAKP Parties filed a motion to dismiss the complaint; WFS has until November 7, 2016 to file its opposition to the motion to dismiss. A pretrial conference is scheduled for November 18, 2016.

Item 1A.	Risk Factors.

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 11, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, or operating results in the future.

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

Under our 2011 Equity Incentive Plan, employees and directors may elect for our Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the grant, vesting and/or settlement of equity awards, including stock awards, restricted stock awards and settled restricted stock units. No such shares were withheld during the three months ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-36493.

3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012 (1)

3.2	Composite Second Amended and Restated Bylaws, as amended through September 8, 2016 (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dakota Plains Holdings, Inc. (3)

4.1	Rights Agreement dated as of January 24, 2016 between Dakota Plains Holdings, Inc. and Interwest Transfer Company, Inc., as Rights Agent (4)

10.1	Amendment No. 3 to Revolving Credit and Term Loan Agreement, Amendment No. 1 to Forbearance Agreement and One Time Waiver Of Revolving Loan Borrowing Requirements, dated July 5, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (5)

10.2	Amendment No. 4 to Revolving Credit and Term Loan Agreement and One Time Waiver Of Revolving Loan Borrowing Requirements, dated August 5, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (6)

10.3	Amendment No. 2 to Forbearance Agreement, dated as of September 1, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (7)

10.4	Amendment No. 3 to Forbearance Agreement, dated as of September 20, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 23, 2012 (file no. 000-53390).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 14, 2016.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 25, 2016.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2016.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2016.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2016.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2016		DAKOTA PLAINS HOLDINGS, INC.

		By	/s/ Martin J. Beskow
Martin J. Beskow
Chief Financial Officer
(on behalf of registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation, as amended through March 23, 2012	Incorporated by Reference
3.2	Composite Second Amended and Restated Bylaws, as amended through September 8, 2016	Incorporated by Reference
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dakota Plains Holdings, Inc.	Incorporated by Reference
4.1	Rights Agreement dated as of January 24, 2016 between Dakota Plains Holdings, Inc. and Interwest Transfer Company, Inc., as Rights Agent	Incorporated by Reference
10.1	Amendment No. 3 to Revolving Credit and Term Loan Agreement, Amendment No. 1 to Forbearance Agreement and One Time Waiver Of Revolving Loan Borrowing Requirements, dated July 5, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders	Incorporated by Reference
10.2	Amendment No. 4 to Revolving Credit and Term Loan Agreement and One Time Waiver Of Revolving Loan Borrowing Requirements, dated August 5, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders	Incorporated by Reference
10.3	Amendment No. 2 to Forbearance Agreement, dated as of September 1, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders	Incorporated by Reference
10.4	Amendment No. 3 to Forbearance Agreement, dated as of September 20, 2016, by and among Dakota Plains Transloading, LLC, Dakota Plains Sand, LLC, Dakota Plains Marketing, LLC, Dakota Plains Holdings, Inc., the subsidiary loan parties party thereto, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed Electronically
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically